Form 10-Q
period 1996-05-31
SIGNAL INVESTMENT & MANAGEMENT CO
filed 1996-07-15
CIK 926050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q




                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 1996
                         COMMISSION FILE NUMBER 33-80770




                       SIGNAL INVESTMENT & MANAGEMENT CO.
                             A DELAWARE CORPORATION
                  I.R.S. EMPLOYER IDENTIFICATION NO. 62-1290284
                          1105 NORTH MARKET, SUITE 1300
                           WILMINGTON, DELAWARE 19890
                            TELEPHONE:  302-656-3950







THIS REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

INDICATE BY CHECK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X   NO     .
                                         ---      ---

AS OF JULY 8, 1996, 250 SHARES OF THE COMPANY'S COMMON STOCK, WITHOUT PAR VALUE, WERE OUTSTANDING.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                                      INDEX



                                                                        PAGE NO.
                                                                        --------


PART I.  FINANCIAL INFORMATION


  Item 1.  Financial Statements

    Condensed Balance Sheets as of May 31, 1996 and
      November 30, 1995. . . . . . . . . . . . . . . . . . . . . . . . .      3

    Condensed Statements of Income for the Three Months and Six Months
      Ended May 31, 1996 and 1995. . . . . . . . . . . . . . . . . . . .      4

    Statements of Cash Flows for the Six Months Ended May 31, 1996 and
      1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5

    Notes to Condensed Financial Statements. . . . . . . . . . . . . . .      6

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations. . . . . . . . . . . . . . . . . . . . . .      8

PART II.  OTHER INFORMATION

  Item 6.  Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .      9

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       SIGNAL INVESTMENT & MANAGEMENT CO.

                            CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                                                         May 31,          November 30,
                                                                          1996                1995
                                                                      ------------        ------------
                                                                       (Unaudited)
ASSETS:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . .   $       11          $      851
     Royalties receivable from Chattem, Inc. . . . . . . . . . . . .        1,273               1,021
     Note receivable from Chattem, Inc.. . . . . . . . . . . . . . .        2,666               2,621
                                                                       -----------         -----------
       Total current assets. . . . . . . . . . . . . . . . . . . . .        3,950               4,493
     Trademarks and other purchased product rights, net. . . . . . .       67,399              30,054
                                                                       -----------         -----------
       Total assets. . . . . . . . . . . . . . . . . . . . . . . . .   $   71,349          $   34,547
                                                                       -----------         -----------
                                                                       -----------         -----------
LIABILITIES AND SHAREHOLDER'S EQUITY:
     Liabilities:
      Payable to Chattem, Inc. . . . . . . . . . . . . . . . . . . .   $   67,904          $   29,844
      Deferred income taxes. . . . . . . . . . . . . . . . . . . . .          874                 874
                                                                       -----------         -----------
       Total liabilities . . . . . . . . . . . . . . . . . . . . . .       68,778              30,718
                                                                       -----------         -----------
     Shareholder's equity:
      Common shares, without par value, 500 shares
        authorized, 250 shares issued and outstanding. . . . . . . .            2                   2
      Retained earnings. . . . . . . . . . . . . . . . . . . . . . .        2,569               3,827
                                                                       -----------         -----------
       Total shareholder's equity. . . . . . . . . . . . . . . . . .        2,571               3,829
                                                                       -----------         -----------
       Total liabilities and shareholder's equity. . . . . . . . . .   $   71,349          $   34,547
                                                                       -----------         -----------
                                                                       -----------         -----------


            See accompanying notes to condensed financial statements.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                         CONDENSED STATEMENTS OF INCOME

               (Unaudited and in Thousands, Except per Share Data)

                                                           For the Three                  For the Six
                                                       Months Ended May 31,          Months Ended May 31,
                                                    -------------------------     -------------------------
                                                       1996           1995           1996           1995
                                                    ----------     ----------     ----------     ----------
REVENUES:
  Royalties from Chattem, Inc. . . . . . .  . .     $    1,272     $    1,147     $    2,075     $    1,991
  Other income . . . . . . . . . . . . . .  . .            896              6          1,219             12
  Interest from Chattem, Inc . . . . . . .  . .             46             46             91             91
                                                    ----------     ----------     ----------     ----------
       Total revenues. . . . . . . . . . .  . .          2,214          1,199          3,385          2,094
                                                    ----------     ----------     ----------     ----------
EXPENSES:
  Amortization of trademarks
   and other purchased product
   rights  . . . . . . . . . . . . . . . .  . .            367            286            655            567
  General and administrative . . . . . . .  . .              8              6             10              7
                                                    ----------     ----------     ----------     ----------
       Total expenses. . . . . . . . . . .  . .            375            292            665            574
                                                    ----------     ----------     ----------     ----------
INCOME BEFORE
 PROVISION FOR INCOME
 TAXES     . . . . . . . . . . . . . . . .  . .          1,839            907          2,720          1,520

PROVISION FOR INCOME
 TAXES     . . . . . . . . . . . . . . . .  . .            625            306            925            513
                                                    ----------     ----------     ----------     ----------
NET INCOME . . . . . . . . . . . . . . . .  . .     $    1,214     $      601     $    1,795     $    1,007
                                                    ----------     ----------     ----------     ----------
                                                    ----------     ----------     ----------     ----------
NET INCOME PER
 COMMON SHARE. . . . . . . . . . . . . . .  . .     $    4,856     $    2,404     $    7,180     $    4,028
                                                    ----------     ----------     ----------     ----------
                                                    ----------     ----------     ----------     ----------
WEIGHTED AVERAGE
 NUMBER OF COMMON
 AND COMMON SHARE
 EQUIVALENTS . . . . . . . . . . . . . . .  . .            250            250            250            250
                                                    ----------     ----------     ----------     ----------


            See accompanying notes to condensed financial statements.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                       CONDENSED STATEMENTS OF CASH FLOWS

                          (Unaudited and in Thousands)


                                                                            For the Six Months Ended
                                                                          -----------------------------
                                                                          May 31,               May 31,
                                                                           1996                  1995
                                                                          -------              -------
OPERATING ACTIVITIES:
  Net income..........................................................    $ 1,795              $ 1,007
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization....................................................        655                  567
      Proceeds from sale of trading security .........................        323                   --
      Gain on sale of trading security................................       (323)                  --
      Gain on sale of trademarks and other product rights.............       (875)                  --
      Changes in operating assets and liabilities:
        Increase in royalties receivable from Chattem, Inc. ..........       (252)                 (75)
                                                                          -------              -------
            Net cash provided by operating activities.................      1,323                1,499
                                                                          -------              -------
INVESTING ACTIVITIES:
  Increase in note receivable from Chattem, Inc. .....................        (90)                  --
  Payments on note receivable from Chattem, Inc. .....................         45                    7
                                                                          -------              -------
            Net cash provided by (used in) investing activities.......        (45)                   7
                                                                          -------              -------
FINANCING ACTIVITIES:
  Net increase in payable to Chattem, Inc. ...........................        935                  519
  Dividends paid to Chattem, Inc. ($12 per share) ....................     (3,053)              (2,000)
                                                                          -------              -------
            Net cash used in financing activities.....................     (2,118)              (1,481)
                                                                          -------              -------
CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period..................................       (840)                  25
  At beginning of period..............................................        851                  476
                                                                          -------              -------
  At end of period....................................................    $    11              $   501
                                                                          -------              -------
                                                                          -------              -------
SUPPLEMENTAL SCHEDULE OF NON-CASH
  TRANSACTIONS:
  Decrease in payable to Chattem, Inc. in connection with
     the sale of trademarks and other product rights..................    $   875                   --
  Purchases of trademarks and other product rights....................    $38,000                   --

            See accompanying notes to condensed financial statements.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

2. On June 17, 1994, the Company acquired a license to the PHISODERM trademark in the United States, Canada and Puerto Rico (the
     "Territory") from Sterling Winthrop Inc. ("Sterling"). The purchase price for the license of PHISODERM in the territory was $16,826,000. If net sales of PHISODERM products in the United States by Chattem, Inc. exceed $11,000,000 for either of the 12-month periods beginning July 1, 1995 and July 1, 1996, respectively, and ending June 30, 1996 and June 30, 1997, respectively, then within 45 days after the end of the applicable 12-month period with respect to which the applicable net sales threshold specified above have been exceeded, the Company will pay Sterling an additional $1,000,000 per year. As of June 30, 1996, annual net sales of PHISODERM exceeded the $11,000,000 threshold.

3. On April 29, 1996, the Company and Chattem, Inc. purchased the worldwide rights for the GOLD BOND line of medicated powders and anti-itch creams. GOLD BOND is the leading brand in the medicated powder market and has a growing presence in the anti-itch cream market. The purchase price for the trademarks, certain assumed liabilities and inventory, was $39,000,000 plus $1,000,000 of Chattem stock valued at the average closing price of the stock ten days prior to closing. Concurrently with the closing of the acquisition, Chattem, Inc. entered into a $61,500,000 bank credit agreement and issued 1,100,000 new shares of Chattem stock at $5.00 per share to a group of investors, including certain officers, directors and affiliates. The proceeds of the financing were used to fund the GOLD BOND purchase and repay all existing bank indebtedness of Chattem, Inc.

                         SIGNAL INVESTMENT & MANAGEMENT CO.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)

4. On June 6, 1996, the Company and Chattem, Inc. purchased the rights for the HERPECIN-L line of medicated lip balm. HERPECIN-L is a cold sore and fever blister treatment that also contains a sunscreen. The purchase price for the trademark, receivables and inventory was $5,560,000 plus a royalty payment equal to the greater of $214,000 or 5% of net sales. The trademark was acquired by the Company and licensed to Chattem, Inc. Receivables and inventory were acquired by Chattem, Inc. The royalty payment is payable annually for each of the seven twelve-month periods beginning July 1, 1996 and ending June 30, 2003. The purchase was financed by Chattem, Inc. with a $5,000,000 addition to its existing bank credit agreement and the remaining $560,000 being funded by Chattem, Inc.

5. In connection with the new bank credit agreement entered into by Chattem, Inc. on April 29, 1996 and amended June 6, 1996, the Company is a guarantor on Chattem's $66,500,000 bank debt. The bank debt consists of $42,500,000 in term loans and $24,000,000 in working capital revolving loans.

6. Certain amounts in the prior period's financial information have been reclassified to conform to the current presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative represents management's comparative analysis of the material changes in the year-to-date results of operations of the Company pursuant to General Instruction H(2)(a) of Form 10-Q:

Other income increased by $1,207,000 to $1,219,000 for the six months ended May 31, 1996. The increase over the prior year period was primarily due to the sale of the trademarks of the SOLTICE and BLIS-TO-SOL brands during the second quarter of fiscal 1996 and the sale of an investment.

Interest income from the Chattem, Inc. note receivable did not change in the six months ended May 31, 1996 from the corresponding period of the prior year.

Royalty income increased $84,000 in the six months ended May 31, 1996, from the corresponding period of the prior year primarily due to the additional royalty income from the sales of GOLD BOND for one month.

Amortization expense increased $88,000 in the six months ended May 31, 1996, from the corresponding period of the prior year. The increase was primarily due to the amortization of the GOLD BOND trademark for one month.

                           PART II. OTHER INFORMATION


ITEM 6.  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended May 31, 1996.

                        SIGNAL INVESTMENT & MANAGEMENT CO.
                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SIGNAL INVESTMENT & MANAGEMENT CO.
                                                 (Registrant)



Dated: July 15, 1996                  /s/ Stephen M. Powell
       ---------------               ------------------------------------
                                     Stephen M. Powell
                                     Treasurer
                                     (duly authorized signatory and
                                      principal financial officer)