Form 10-Q
period 1996-08-31
SIGNAL INVESTMENT & MANAGEMENT CO
filed 1996-10-15
CIK 926050

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q


                                   QUARTERLY REPORT
                          PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934


                    FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1996
                           COMMISSION FILE NUMBER 33-80770


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

AS OF OCTOBER 8, 1996, 250 SHARES OF THE COMPANY'S COMMON STOCK, WITHOUT PAR VALUE, WERE OUTSTANDING.

                          SIGNAL INVESTMENT & MANAGEMENT CO.

                                        INDEX


                                                                     PAGE NO.
                                                                     --------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Condensed Balance Sheets as of August 31, 1996 and
      November 30, 1995.............................................      3

    Condensed Statements of Income for the Three and Nine Months
      Ended August 31, 1996 and 1995................................      4

    Statements of Cash Flows for the Nine Months Ended August 31, 1996
       and 1995.....................................................      5

    Notes to Condensed Financial Statements ........................      6

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations ......................................      8

PART II.  OTHER INFORMATION

  Item 6.  Reports on Form 8-K .....................................      9

SIGNATURES .........................................................      10

                            PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          SIGNAL INVESTMENT & MANAGEMENT CO.

                               CONDENSED BALANCE SHEETS
                                    (In Thousands)


                                                      August 31,  November 30,
                                                         1996         1995
                                                     -----------  ------------
                                                     (Unaudited)
ASSETS:
  Cash and cash equivalents ........................    $    281      $    851
  Royalties receivable from Chattem, Inc. ..........       1,707         1,021
  Note receivable from Chattem, Inc. ...............       2,711         2,621
                                                        --------      --------
       Total current assets ........................       4,699         4,493
  Trademarks and other purchased product rights, net      72,925        30,054
                                                        --------      --------
       Total assets ................................      77,624      $ 34,547
                                                        --------      --------
                                                        --------      --------

LIABILITIES AND SHAREHOLDER'S EQUITY:
  Liabilities:
    Payable to Chattem, Inc. .......................    $ 74,461      $ 29,844
    Deferred income taxes ..........................         874           874
                                                        --------      --------
       Total liabilities ...........................      75,335        30,718
                                                        --------      --------


  Shareholder's equity:
    Common shares, without par value, 500 shares
      authorized, 250 shares issued and outstanding            2             2
    Retained earnings ..............................       2,287         3,827
                                                        --------      --------
       Total shareholder's equity ..................       2,289         3,829
                                                        --------      --------


       Total liabilities and shareholder's equity...    $ 77,624      $ 34,547
                                                        --------      --------

              See accompanying notes to condensed financial statements.

                          SIGNAL INVESTMENT & MANAGEMENT CO.

                            CONDENSED STATEMENTS OF INCOME

                 (Unaudited and in Thousands, Except per Share Data)


                                               For the Three                 For the Nine
                                          Months Ended August 31,       Months Ended August 31,
                                          -----------------------       -----------------------
                                           1996           1995           1996           1995
                                         --------       --------       --------       --------
REVENUES:
  Royalties from Chattem, Inc.          $   1,706      $   1,187      $   3,782       $  3,178
  Other income (loss) .............          (20)              1          1,199             13
  Interest from Chattem, Inc.......            45             46            136            137
                                        ---------      ---------      ---------       --------
       Total revenues .............         1,731          1,234          5,117          3,328
                                        ---------      ---------      ---------       --------

EXPENSES:
  Amortization of trademarks
   and other purchased product
   rights .........................           633            298          1,288            865
  General and administrative ......             5              1             16              8
                                        ---------      ---------      ---------       --------
       Total expenses .............           638            299          1,304            873
                                        ---------      ---------      ---------       --------

INCOME BEFORE
  PROVISION FOR INCOME
  TAXES ...........................         1,093            935          3,813          2,455

PROVISION FOR INCOME
  TAXES ...........................           375            318          1,300            831
                                        ---------      ---------      ---------       --------

NET INCOME ........................     $     718      $     617      $   2,513       $  1,624
                                        ---------      ---------      ---------       --------
                                        ---------      ---------      ---------       --------

NET INCOME PER
  COMMON SHARE ....................     $   2,872      $   2,468      $  10,052       $  6,496
                                        ---------      ---------      ---------       --------
                                        ---------      ---------      ---------       --------

WEIGHTED AVERAGE
  NUMBER OF COMMON
  SHARES ..........................           250            250            250            250
                                        ---------      ---------      ---------       --------
                                        ---------      ---------      ---------       --------



              See accompanying notes to condensed financial statements.

                          SIGNAL INVESTMENT & MANAGEMENT CO.

                          CONDENSED STATEMENTS OF CASH FLOWS

                             (Unaudited and in Thousands)

                                                              For the Nine
                                                         Months Ended August 31,
                                                            1996         1995
                                                         ----------   ----------

OPERATING ACTIVITIES:
  Net income .....................................       $ 2,513       $ 1,624
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Amortization ...............................           1,288           865
    Proceeds from sale of trading security .....             323            --
    Gain on sale of trading security ...........           (323)            --
    Gain on sale of trademarks and other product rights    (875)            --
    Changes in operating assets and liabilities:
      Increase in royalties receivable from Chattem, Inc.  (686)         (262)
                                                         -------       -------
        Net cash provided by operating activities          2,240         2,227
                                                         -------       -------

INVESTING ACTIVITIES:
  Increase in note receivable from Chattem, Inc..          (134)          (46)
  Payments on note receivable from Chattem, Inc..             45             7
                                                         -------       -------
        Net cash used in investing activities....           (89)          (39)
                                                         -------       -------

FINANCING ACTIVITIES:
  Net increase in payable to Chattem, Inc. ......          1,332           842
  Dividends paid to Chattem, Inc. ...............        (4,053)       (3,000)
                                                         -------       -------
        Net cash used in financing activities....        (2,721)       (2,158)
                                                         -------       -------

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period ............          (570)            30
  At beginning of period ........................            851           476
                                                         -------       -------
  At end of period ..............................        $   281       $   506
                                                         -------       -------
                                                         -------       -------

SUPPLEMENTAL SCHEDULE OF NON-CASH
  TRANSACTIONS:
  Decrease in payable to Chattem, Inc. in connection
    with the sale of trademarks and other product
    rights                                               $   875       $    --
                                                         -------       -------
                                                         -------       -------
  Purchases of trademarks and other product rights       $44,160       $    --
                                                         -------       -------
                                                         -------       -------

DIVIDENDS PER SHARE ..............................       $    16       $    12
                                                         -------       -------
                                                         -------       -------

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

2. On June 17, 1994, the Company acquired a license to the PHISODERM trademark in the United States, Canada and Puerto Rico (the "Territory") from Sterling Winthrop Inc. ("Sterling"). The purchase price for the license of PHISODERM in the territory was $16,826,000. If net sales of PHISODERM products in the United States by Chattem, Inc. exceed $11,000,000 for either of the 12-month periods beginning July 1, 1995 and July 1, 1996, respectively, and ending June 30, 1996 and June 30, 1997, respectively, then within 45 days after the end of the applicable 12-month period with respect to which the applicable net sales threshold specified above have been exceeded, the Company will pay Sterling an additional $1,000,000 per year. For the 12-month period ended June 30, 1996, annual net sales of PHISODERM exceeded the $11,000,000 threshold.

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

5. In connection with the new bank credit agreement entered into by Chattem, Inc. on April 29, 1996 and amended June 6, 1996, the Company is a guarantor on Chattem's bank debt which consists of term loans and working capital revolving loans.

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

Other income increased by $1,186,000 to $1,199,000 for the nine months ended August 31, 1996. The increase over the prior year period was primarily due to the sale of the trademarks of the SOLTICE and BLIS-TO-SOL brands during the second quarter of fiscal 1996 and the sale of an investment.

Royalty income increased $604,000 in the nine months ended August 31, 1996, from the corresponding period of the prior year primarily due to the additional royalty income from the sales of GOLD BOND.

Amortization expense increased $423,000 in the nine months ended August 31, 1996, from the corresponding period of the prior year. The increase was primarily due to the amortization of the GOLD BOND trademark.

                              PART II. OTHER INFORMATION


ITEM 6.  REPORTS ON FORM 8-K

    No reports on Form 8-K were filed with the Securities and Exchange Commission during the nine months ended August 31, 1996.

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

                             SIGNAL INVESTMENT & MANAGEMENT CO.
                                       (Registrant)


Dated:  October 15, 1996      /s/ Stephen M. Powell

                             ---------------------------
                             Stephen M. Powell
                             Treasurer
                             (duly authorized signatory and
                              principal financial officer)