Form 10-K
period 1996-11-30
SIGNAL INVESTMENT & MANAGEMENT CO
filed 1997-02-28
CIK 926050

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-K




                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1996
                         COMMISSION FILE NUMBER 33-80770



                       SIGNAL INVESTMENT & MANAGEMENT CO.
                             A DELAWARE CORPORATION
                  I.R.S. EMPLOYER IDENTIFICATION NO. 62-1290284
                          1105 NORTH MARKET, SUITE 1300
                           WILMINGTON, DELAWARE 19890
                            TELEPHONE:  302-656-3950







THIS REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)
(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES X .  NO   .
                                                   ---     ---


AS OF FEBRUARY 21, 1997, 250 SHARES OF THE COMPANY'S COMMON STOCK, WITHOUT PAR VALUE, WERE OUTSTANDING.

                                  PART I

ITEM 1. BUSINESS
GENERAL
 Signal Investment & Management Co. (the "Company") was incorporated in 1986. The Company is a wholly-owned subsidiary of Chattem, Inc. ("Chattem"). The Company was formed by Chattem for the sole purpose of holding certain of Chattem's trademarks and other purchased product rights and certain investments. The Company owns or licenses substantially all of the trademarks and intangibles associated with Chattem's consumer products business and licenses Chattem's use thereof. In exchange for this license, Chattem pays to the Company a royalty on net sales of licensed products. The Company has no active operations.

On April 29, 1996, the Company and Chattem purchased the worldwide rights for the GOLD BOND line of medicated powders and anti-itch creams. The purchase price for the trademarks and inventory, was $40,000,000. Additionally, Chattem assumed certain liabilities of approximately $500,000. The trademark was acquired by the Company and licensed to Chattem. Inventory and certain assumed liabilities were acquired by Chattem. Concurrently with the closing of the acquisition, Chattem entered into a $61,500,000 bank credit agreement and issued 1,100,000 new shares of Chattem common stock to a group of investors, including certain officers, directors and affiliates and issued to the seller 155,792 shares of Chattem stock at $6.42 per share. The proceeds of the financing were used to fund the GOLD BOND acquisition and repay all existing bank indebtedness of Chattem.

On June 6, 1996, the Company and Chattem purchased the rights for the HERPECIN-L line of medicated lip balm. The purchase price for the trademark, receivables and inventory was $5,607,000 plus a royalty payment equal to the greater of $214,000 or 5% of net sales. Additionally, Chattem assumed certain liabilities of approximately $500,000. The trademark was acquired by the Company and licensed to Chattem. Receivables and inventory were acquired by Chattem. The royalty payment is payable annually for each of the seven twelve-month periods beginning July 1, 1996 and ending June 30, 2003. The purchase was financed by Chattem with a $5,000,000 addition to its existing bank credit agreement and the remaining $607,000 was funded by Chattem.

The Company is a guarantor of Chattem's $75,000,000 12.75% Series B Senior Subordinated Notes (the "Notes") due 2004, which guaranty and notes were registered under the Securities Act of 1933 on a Form S-2 Registration Statement effective August 4, 1994. During 1995, Chattem prepaid approximately $8,000,000 of the Notes with funds received from the sale of Chattem's specialty chemicals division.

The Company is also guarantor of Chattem's $66,500,000 bank credit facility which consists of term loans and working capital revolving loans maturing at various dates from April 2001 to October 2003.

TRADEMARKS
The Company's trademarks are its most important asset, although, except for GOLD BOND, FLEXALL, PHISODERM and ICY HOT, its business as a whole is not materially dependent upon ownership of any one trademark. The Company owns or licenses substantially all of the trademarks associated with Chattem's domestic consumer products business. The Company's significant domestic trademarks have been registered on the principal register of the United States Patent and Trademark Office. Federally registered trademarks have a perpetual life as long as they are renewed in a timely manner and used properly as trademarks, subject to the right of third parties to seek cancellation of the marks.

EMPLOYEES
The Company has no employees.

ITEM 2. PROPERTIES
None.

ITEM 3. LEGAL PROCEEDINGS
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not required pursuant to reduced disclosure conditions set forth in General Instruction J(2) (c) of Form 10-K.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS None.

ITEM 6. SELECTED FINANCIAL DATA
Not required pursuant to reduced disclosure conditions set forth in General Instruction J(2) (a) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL 1996 COMPARED TO FISCAL 1995
The following narrative represents management's comparative analysis of the fiscal year ended November 30, 1996 to the fiscal year ended November 30, 1995 results of operations of the Company pursuant to General Instruction J(2) (a) of Form 10-K:

Interest income from the note receivable from Chattem decreased by $45,000 (or 25%) in fiscal 1996 from fiscal 1995 as a result of Chattem's repayment of the note in the fourth quarter of fiscal 1996.

Royalty income increased by $844,000 (or 20%) in fiscal 1996 from fiscal 1995 primarily due to the acquisition of GOLD BOND in the second quarter of 1996 and HERPECIN-L in the third quarter of 1996.

The Company recognized a gain of $875,000 on the sale of two brands, SOLTICE and BLIS-TO-SOL in 1996.

The Company recognized a gain of $323,000 on the sale of an investment in 1996.

Amortization expense increased by $617,000 (or 53%) in fiscal 1996 from fiscal 1995 primarily due to the acqusition of the trademarks for GOLD BOND and HERPECIN-L.

FISCAL 1995 COMPARED TO FISCAL 1994
The following narrative represents management's comparative analysis of the fiscal year ended November 30, 1995 to the fiscal year ended November 30, 1994 results of operations of the Company pursuant to General Instruction J(2) (a) of Form 10-K:

Interest income from the note receivable from Chattem increased by $33,000 (or 22%) in fiscal 1995 from fiscal 1994 as a result of the recognition of a full year of interest on the Chattem note receivable, which originated in the second quarter of fiscal 1994.

Royalty income increased by $250,000 (or 6%) in fiscal 1995 from fiscal 1994 primarily due to recognition of a full year of sales by Chattem of PHISODERM, acquired in the third quarter of fiscal 1994, and BENZODENT, acquired in the second quarter of fiscal 1994.

Amortization expense increased by $223,000 (or 24%) in fiscal 1995 from fiscal 1994 primarily due to recognition of a full year of amortization on the trademarks for PHISODERM, acquired in the third quarter of fiscal 1994, and BENZODENT, acquired in the second quarter of fiscal 1994.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See page 6 for the Company's index to its financial statements.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

SIGNAL INVESTMENT & MANAGEMENT CO. INDEX TO FINANCIAL STATEMENTS


                                                                                PAGE
Report of Independent Public Accountants                                          7

Balance Sheets as of November 30, 1996 and 1995                                   8

Statements of Income for the years ended November 30, 1996, 1995 and 1994         9

Statements of Shareholder's Equity for the years ended November 30, 1996,
  1995 and 1994                                                                  10

Statements of Cash Flows for the years ended November 30, 1996, 1995 and 1994    11

Notes to Financial Statements                                                    12

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholder and Board of Directors of Signal Investment & Management Co.:

We have audited the accompanying balance sheets of SIGNAL INVESTMENT & MANAGEMENT CO. (a Delaware corporation and wholly owned subsidiary of Chattem, Inc.) as of November 30, 1996 and 1995 and the related statements of income, shareholder's equity and cash flows for each of the three years in the period ended November 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signal Investment & Management Co. as of November 30, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended November 30, 1996 in conformity with generally accepted accounting principles.

                                       ARTHUR ANDERSEN LLP


Chattanooga, Tennessee
January 17, 1997

                       SIGNAL INVESTMENT & MANAGEMENT CO.


                                 BALANCE SHEETS

                          NOVEMBER 30, 1996 AND 1995

                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS


                                                                         1996          1995
                                                                       --------      --------
CURRENT ASSETS:
 Cash and cash equivalents                                              $ 2,911       $   851
 Royalties receivable from Chattem, Inc.                                  1,287         1,021
 Note receivable from Chattem, Inc.                                           0         2,500
 Interest receivable from Chattem, Inc.                                       0           121
                                                                        -------       -------
     Total current assets                                                 4,198         4,493

 TRADEMARKS AND OTHER PURCHASED PRODUCT
   RIGHTS, NET                                                           74,086        30,054
                                                                       --------      --------

      Total assets                                                      $78,284       $34,547
                                                                       --------      --------
                                                                       --------      --------

                             LIABILITIES AND SHAREHOLDER'S EQUITY

PAYABLE TO CHATTEM, INC.                                               $75,713        $29,844
                                                                       --------      --------

DEFERRED INCOME TAXES                                                    1,556            874
                                                                       --------      --------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 4)

SHAREHOLDER'S EQUITY:
  Common shares, without par value, 500 shares authorized,
    250 shares issued and outstanding                                        2              2
  Retained earnings                                                      1,013          3,827
                                                                       --------      --------
          Total shareholders' equity                                     1,015          3,829
                                                                       --------      --------
          Total liabilities and shareholders' equity                   $78,284        $34,547
                                                                       --------      --------
                                                                       --------      --------

             The accompanying notes are an integral part of these balance sheets.

                     SIGNAL INVESTMENT & MANAGEMENT CO.


                             STATEMENTS OF INCOME

               FOR THE YEARS ENDED NOVEMBER 30, 1996, 1995, AND 1994

                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                                      1996       1995       1994
                                                                                      ----       ----       ----
REVENUES:
  Royalties from Chattem, Inc.                                                      $ 5,044     $4,200     $3,950
  Investment income:
    Interest                                                                             33         23         16
    Interest from Chattem, Inc. note receivable                                         136        181        148
  Gain on sale of investment                                                            323          0          0
  Gain on product divestitures                                                          875          0          0
                                                                                    -------     ------     ------
        Total revenues                                                                6,411      4,404      4,114
                                                                                    -------     ------     ------
EXPENSES:
  Amortization of trademarks and other purchased product rights                       1,779      1,162        939
  Other                                                                                  18         11          0
                                                                                    -------     ------     ------
        Total expenses                                                                1,797      1,173        939
                                                                                    -------     ------     ------
INCOME BEFORE PROVISION FOR INCOME TAXES                                              4,614      3,231      3,175
PROVISION FOR INCOME TAXES                                                            1,575      1,091      1,074
                                                                                    -------     ------     ------
NET INCOME                                                                          $ 3,039     $2,140     $2,101
                                                                                    -------     ------     ------
                                                                                    -------     ------     ------

NET INCOME PER COMMON SHARE                                                         $12,156     $8,560     $8,404
                                                                                    -------     ------     ------
                                                                                    -------     ------     ------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                    250        250         250
                                                                                    -------     ------     ------
                                                                                    -------     ------     ------


           The accompanying notes are an integral part of these statements.

                      SIGNAL INVESTMENT & MANAGEMENT CO.


                      STATEMENTS OF SHAREHOLDER'S EQUITY

              FOR THE YEARS ENDED NOVEMBER 30, 1996, 1995, AND 1994

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                      COMMON       RETAINED
                                                      SHARES       EARNINGS
                                                      ------       --------
BALANCE, NOVEMBER 30, 1993                              $2          $5,586

  Net income                                             0           2,101
  Dividends ($8,000 per share)                           0          (2,000)
                                                      ------        ------
BALANCE, NOVEMBER 30, 1994                               2           5,687

  Net income                                             0           2,140
  Dividends ($16,000 per share)                          0          (4,000)
                                                      ------        ------
BALANCE, NOVEMBER 30, 1995                               2           3,827

   Net income                                            0           3,039
   Dividends ($23,412 per share)                         0          (5,853)
                                                      ------        ------
BALANCE, NOVEMBER 30, 1996                              $2          $1,013
                                                      ------        ------
                                                      ------        ------


           The accompanying notes are an integral part of these statements.

                       SIGNAL INVESTMENT & MANAGEMENT CO.


                           STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED NOVEMBER 30, 1996, 1995, AND 1994

                                 (IN THOUSANDS)



                                                                           1996        1995        1994
                                                                          ------      ------      ------
OPERATING ACTIVITIES:
  Net income                                                             $ 3,039     $ 2,140      $ 2,101
  Adjustments to reconcile net income to net cash provided by operating activities:
        Amortization                                                       1,779       1,162          939
        Deferred income tax provision                                        682         366          174
        Proceeds from sale of investment                                     323           0            0
        Gain on sale of investment                                          (323)          0            0
        Gain on product divestitures                                        (875)          0            0
        Changes in operating assets and liabilities:
          (Increase) decrease in royalties receivable from
            Chattem, Inc.                                                   (266)         51         (408)
          (Increase) decrease in interest receivable from
            Chattem, Inc.                                                    121         (84)         (37)
                                                                         -------     -------      -------
              Net cash provided by operating activities                    4,480       3,635        2,769
                                                                         -------     -------      -------
INVESTING ACTIVITIES:
  (Addition) payment of note receivable from Chattem, Inc.                 2,500           0       (2,500)
                                                                         -------     -------      -------
FINANCING ACTIVITIES:
  Net increase in payable to Chattem, Inc.                                   933         740          402
  Dividends paid to Chattem, Inc.                                         (5,853)     (4,000)      (2,000)
                                                                         -------     -------      -------
               Net cash used in financing activities                      (4,920)     (3,260)      (1,598)
                                                                         -------     -------      -------

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the year                                         2,060         375       (1,329)
  At beginning of year                                                       851         476        1,805
                                                                         -------     -------      -------
  At end of year                                                         $ 2,911     $   851      $   476
                                                                         -------     -------      -------
                                                                         -------     -------      -------

            The accompanying notes are an integral part of these statements.

                      SIGNAL INVESTMENT & MANAGEMENT CO.


                        NOTES TO FINANCIAL STATEMENTS

                        NOVEMBER 30, 1996 AND 1995

                   (ALL MONETARY AMOUNTS ARE EXPRESSED IN
                THOUSANDS OF DOLLARS UNLESS CONTRARILY EVIDENT)

1. GENERAL

   Signal Investment & Management Co. ("Signal" or the "Company") is a wholly-owned subsidiary of Chattem, Inc. ("Chattem"). Signal was formed by Chattem for the sole purpose of holding certain of Chattem's trademarks and other purchased product rights and certain investments. The Company owns or licenses substantially all of the trademarks and intangibles associated with Chattem's domestic consumer products business and licenses Chattem's use thereof. Signal has no active operations.

   Signal is a guarantor of Chattem's $75,000 12.75% Senior Subordinated Notes (the "Notes") due 2004, which guaranty and notes were registered under the Securities Act of 1933 on a Form S-2 Registration Statement effective August 4, 1994.

   Signal is also guarantor of Chattem's $66,500 bank credit facility which consists of term loans and working capital revolving loans maturing at various dates from April 2001 to October 2003.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   TRADEMARKS AND OTHER PURCHASED PRODUCT RIGHTS

   The costs of acquired trademarks and other purchased product rights are capitalized and amortized over periods ranging from 20 to 40 years. Total accumulated amortization of these assets at November 30, 1996 and 1995 was $5,060 and $3,281, respectively. Amortization expense for 1996, 1995, and 1994 was $1,779, $1,162, and $939, respectively.

   INCOME TAXES

   The Company uses the asset and liability approach to accounting for deferred income taxes based on currently enacted tax rates and differences in financial reporting and income tax bases of assets and liabilities.

   INVESTMENTS

   In March 1996, the Company sold for $323 an investment which had been written down to a carrying value of zero in 1993 due to uncertainty concerning future realization.

   USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   CASH AND CASH EQUIVALENTS

   The Company considers all short-term deposits and investments with original maturities of three months or less to be cash equivalents.

   RECLASSIFICATIONS

   Certain prior year amounts have been reclassified to conform with the 1996 financial statements' presentation.

  3.INCOME TAXES

   The provision for income taxes includes the following components for the years ended November 30:

                                    1996      1995      1994
                                   ------    ------    ------

             Current               $  893    $  725    $  900
             Deferred                 682       366       174
                                   ------    ------    ------
                                   $1,575    $1,091    $1,074
                                   ------    ------    ------
                                   ------    ------    ------

   The temporary difference which gives rise to the deferred tax liability at November 30, 1996 and 1995 consists primarily of the differences between carrying values of trademarks and other purchased product rights for income tax and financial statement reporting purposes.

   The difference between the provision for income taxes and the amount computed by multiplying income before income taxes by the U.S. statutory rate is summarized as follows for the year ended November 30:

                                                  1996      1995      1994
                                                 ------    ------    ------
            Expected tax provision               $1,584    $1,098    $1,080
            Nontaxable interest income               (9)       (7)       (5)
            Other, net                                0         0        (1)
                                                 ------    ------    ------
                                                 $1,575    $1,091    $1,074
                                                 ------    ------    ------
                                                 ------    ------    ------

4. ACQUISITION AND SALE OF TRADEMARKS

   On May 12, 1994, the Company acquired the BENZODENT (a topical analgesic) trademark for approximately $3,200 from The Proctor & Gamble Company, and subsequently licensed the use of the trademark to Chattem. The purchase of the BENZODENT trademark was financed with borrowings from Chattem.

   On June 17, 1994, the Company acquired a license to the PHISODERM trademark in the United States, Canada, and Puerto Rico, together with certain other assets from Sterling Winthrop Inc. ("Sterling"). The purchase price for the license of PHISODERM was approximately $16,826. If net sales of PHISODERM products in the United States, by Chattem only, exceed $11,000 for either of the 12-month periods beginning July 1, 1995 and July 1, 1996 and ending June 30, 1996 and June 30, 1997, the Company will pay Sterling an additional $1,000 per year. Net sales of PHISODERM products exceeded $11,000 for the 12-month period ended June 30, 1996. As a result, an additional $1,000 is reflected in trademarks and other purchased products rights at November 30, 1996.

   On April 29, 1996, the Company purchased the worldwide rights for the GOLD BOND line of medicated powders and anti-itch cream, and subsequently licensed the use of the trademark to Chattem. The purchase price for the trademark was $38,000 which was financed with borrowings from Chattem.

   On June 6, 1996, the Company purchased the rights for the HERPECIN-L line of medicated lip balm, and subsequently licensed the use of the trademark to Chattem. The purchase price for the trademark was $5,159 plus a royalty payment equal to the greater of $214 or 5% of net sales. The royalty payment is payable annually for each of the seven twelve-month periods beginning July 1, 1996 and ending June 30, 2003. The purchase of the HERPECIN -L trademark was financed with borrowings from Chattem.

   During April, 1996, the Company sold the trademarks of two minor consumer products brands, SOLTICE and BLIS-TO-SOL. The sales price of $1,200 consisted of $1,000 of cash received at closing and a $200 promissory note requiring payments of $100 per year for the next two years contingent upon the brands meeting specific future sales levels.

5. RELATED PARTY TRANSACTIONS

   In exchange for the licensed use of the Company's trademarks, the Company receives royalties from Chattem of 5% of net sales of certain defined domestic consumer products.

   Note receivable from Chattem, Inc. results from borrowings by Chattem. The note bears interest at 7 1/4% which is payable quarterly. The note and all accrued interest were repaid by Chattem in fiscal 1996.

   Payable to Chattem, Inc. represents net advances received from Chattem used to fund the acquisitions of trademarks as discussed in Note 4. Such advances are noninterest bearing and are not expected to be paid prior to November 30, 1997.

   Certain general and administrative expenses of the Company are paid by Chattem on behalf of the Company. Such amounts are not significant.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Not required pursuant to reduced disclosure conditions set forth in General Instruction J(2) (c) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
Not required pursuant to reduced disclosure conditions set forth in General Instruction J(2) (c) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Not required pursuant to reduced disclosure conditions set forth in General Instruction J(2) (c) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Not required pursuant to reduced disclosure conditions set forth in General Instruction J(2) (c) of Form 10-K.

                                     PART IV

ITEM 14.  REPORTS ON FORM 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended November 30, 1996.

The following documents are filed or incorporated by reference as exhibits to this report.


Exhibit Number                Description of Exhibit                        Reference
--------------                ----------------------                        ---------
      3           Certificate of Incorporation                                  (5)

                  By-laws                                                       (5)

      4           Form of Indenture dated August 3, 1994 between
                   Chattem, Inc., Signal Investment & Management
                   Co., as guarantor and SouthTrust Bank NA relating
                   to the 12.75% Senior Subordinated Notes                      (1)

     10           Asset Purchase and Sale Agreement dated June 17,
                   1994 between Sterling Winthrop Inc. and Signal
                   Investment & Management Co. for the PHISODERM
                   business                                                     (2)

                  Asset Purchase Agreement dated April 10, 1996
                   between Martin Himmel Inc., seller, and Chattem,
                   Inc. and Signal Investment & Management Co., as
                   purchasers, for the GOLD BOND business                       (3)

                  Credit Agreement dated April 29, 1996, among
                   Chattem, Inc., as borrower, Signal Investment &
                   Management Co., as guarantor, NationsBank, N.A.
                   as agent and the lenders named therein                       (4)

                  Credit Agreement (secondary working capital facility)
                   among Chattem, Inc., as borrower, Signal Investment
                   & Management Co., as guarantor, NationsBank, N.A. as
                   agent and the lenders named therein                          (4)


Exhibit Number                Description of Exhibit                        Reference
--------------                ----------------------                        ---------

     10           Asset Purchase Agreement dated June 6, 1996
                   between Campbell Laboratories Inc., seller,
                   and Chattem, Inc. and Signal Investment &
                   Management Co., purchasers, for the
                   HERPECIN-L business                                          (4)

                  Amendment to the Credit Agreement (HERPECIN-L
                   Acquisition) among Chattem, Inc., as borrower,
                   Signal Investment & Management Co., as guarantor,
                   NationsBank, N.A., as agent and the lenders
                   named therein                                                (4)

REFERENCES -

Previously filed as an exhibit to and incorporated by reference from:
   (1) Form S-2 Registration Statement (No. 33-80770) of Chattem, Inc.
   (2) Form 10-K for Chattem, Inc. for the year ended November 30, 1994.
   (3) Form 8-K for Chattem, Inc. dated April 29, 1996.
   (4) Form 10-K for Chattem, Inc. for the year ended November 30, 1996.
   (5) Form 10-K for Signal Investment & Management Co. for the year ended
       November 30, 1996.


                        SIGNAL INVESTMENT & MANAGEMENT CO.
                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    SIGNAL INVESTMENT & MANAGEMENT CO.
                                   (Registrant)

                    Dated: FEBRUARY 21, 1997  /s/ ROBERT E. BOSWORTH
                           -----------------  ------------------------------
                                              Robert E. Bosworth,
                                              President and Director
                                              (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: FEBRUARY 21, 1997      /s/ ROBERT E. BOSWORTH
       -----------------      -------------------------------------
                              Robert E. Bosworth,
                              President and Director
                               (principal executive officer)


Dated: FEBRUARY 21, 1997      /s/ STEPHEN M. POWELL
       -----------------      -------------------------------------
                              Stephen M. Powell,
                              Vice President, Treasurer and Director
                               (principal financial officer)


Dated: FEBRUARY 21, 1997      /s/ ERIK L. SAVILLE
       -----------------      -------------------------------------
                              Erik L. Saville,
                              Assistant Vice President and Director


Dated: FEBRUARY 21, 1997      /s/ HUGH F. SHARBER
       -----------------      -------------------------------------
                              Hugh F. Sharber,
                              Secretary and Director

                       SIGNAL INVESTMENT & MANAGEMENT CO.
                                 EXHIBIT INDEX


    EXHIBIT
    NUMBER                     DESCRIPTION OF EXHIBIT
    --------        ---------------------------------------------

      3.1           Certificate of Incorporation

      3.2           By-Laws