Form 10-Q
period 1997-02-28
SIGNAL INVESTMENT & MANAGEMENT CO
filed 1997-04-14
CIK 926050

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q

                                   QUARTERLY REPORT
                          PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934



                   FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1997
                           COMMISSION FILE NUMBER 33-80770




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
                                       -----    -----

As of April 11, 1997, 250 shares of the Company's common stock, without par value, were outstanding.

                          SIGNAL INVESTMENT & MANAGEMENT CO.
                                        INDEX


                                                                     PAGE NO.
                                                                     --------

PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

   Condensed Balance Sheets as of February 28, 1997 and
      November 30, 1996 ..............................................    3

    Condensed Statements of Income for the Three Months
      Ended February 28, 1997 and February 29, 1996 ..................    4

    Statements of Cash Flows for the Three Months Ended
      February 28, 1997 and February 29, 1996 ........................    5

    Notes to Condensed Financial Statements ..........................    6

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations ........................................    7

PART II.  OTHER INFORMATION

  Item 6.  Reports on Form 8-K .......................................    8

SIGNATURES ...........................................................    9

                            PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          SIGNAL INVESTMENT & MANAGEMENT CO.

                               CONDENSED BALANCE SHEETS
                       (In Thousands, Except Number of  Shares)


                                                 February 28,   November 30,
                                                    1997            1996
                                                 ------------   ------------
                                                 (Unaudited)
ASSETS:
  Cash and cash equivalents .................... $       216    $     2,911
  Royalties receivable from Chattem, Inc. ......       1,263          1,287
                                                 -----------    -----------
     Total current assets ......................       1,479          4,198
  Trademarks and other purchased product
    rights, net ................................      73,515         74,086
                                                 -----------    -----------
       Total assets ............................ $    74,994    $    78,284
                                                 -----------    -----------
                                                 -----------    -----------

LIABILITIES AND SHAREHOLDER'S EQUITY:
  Liabilities:
    Payable to Chattem, Inc. ................... $    73,203     $   75,713
                                                 -----------    -----------

    Deferred income taxes ......................       1,556          1,556
                                                 -----------    -----------

  Shareholder's equity:
    Common shares, without par value, 500 shares
      authorized, 250 shares issued and
      outstanding ..............................           2              2
    Retained earnings ..........................         233          1,013
                                                 -----------    -----------
                                                         235          1,015
                                                 -----------    -----------
       Total liabilities and shareholder's
         equity ................................ $    74,994    $    78,284
                                                 -----------    -----------
                                                 -----------    -----------




              See accompanying notes to condensed financial statements.

                          SIGNAL INVESTMENT & MANAGEMENT CO.

                            CONDENSED STATEMENTS OF INCOME

                   (Unaudited and in Thousands, Except Share Data)

                                                 For the Three Months Ended
                                                 ---------------------------
                                                 February 28,   February 29,
                                                    1997            1996
                                                 ------------   ------------
REVENUES:
  Royalties from Chattem, Inc. ..................$      1,263   $        803
  Investment income .............................          19            323
  Interest from Chattem, Inc. ...................          --             45
                                                  -----------    -----------
       Total revenues ...........................       1,282          1,171
                                                  -----------    -----------
EXPENSES:
  Amortization of trademarks and other purchased
    product rights ..............................         571            288
  General and administrative expenses ...........           1              2
                                                  -----------    -----------
       Total expenses ...........................         572            290
                                                  -----------    -----------

Income before provision for income taxes ........         710            881
Provision for income taxes ......................         240            300
                                                  -----------    -----------

NET INCOME ...................................... $       470    $       581
                                                  -----------    -----------
                                                  -----------    -----------

NET INCOME PER COMMON SHARE ..................... $     1,880    $     2,324
                                                  -----------    -----------
                                                  -----------    -----------
WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON SHARE EQUIVALENTS ..................         250            250
                                                  -----------    -----------
                                                  -----------    -----------


              See accompanying notes to condensed financial statements.

                          SIGNAL INVESTMENT & MANAGEMENT CO.

                          CONDENSED STATEMENTS OF CASH FLOWS

                             (Unaudited and in Thousands)


                                                  For the Three Months Ended
                                                  ---------------------------
                                                  February 28,   February 29,
                                                     1997            1996
                                                  ------------   ------------
OPERATING ACTIVITIES:
  Net income ....................................  $      470     $      581
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Amortization ................................         571            288
    Unrealized holding gain .....................          --           (323)
    Changes in operating assets and liabilities:
     Decrease in royalties receivable from
      Chattem, Inc. .............................          24            218
                                                   ----------     ----------
       Net cash provided by operating
        activities ..............................       1,065            764
                                                   ----------     ----------

INVESTING ACTIVITIES:
  Increase in note receivable from Chattem,
   Inc. .........................................          --            (45)
                                                   ----------     ----------
       Net cash used in investing activities ....          --            (45)
                                                   ----------     ----------

FINANCING ACTIVITIES:
  Net increase (decrease) in payable to
   Chattem, Inc..................................      (2,510)           305
  Dividends paid to Chattem, Inc. ($5 and $4 per
   share, respectively) .........................      (1,250)        (1,000)
                                                   ----------     ----------
       Net cash used in financing activities ....      (3,760)          (695)
                                                   ----------     ----------

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period ............      (2,695)            24
  At beginning of period ........................       2,911            851
                                                   ----------     ----------
  At end of period ..............................  $      216     $      875
                                                   ----------     ----------
                                                   ----------     ----------

              See accompanying notes to condensed financial statements.

                          SIGNAL INVESTMENT & MANAGEMENT CO.
                 NOTES TO CONDENSED (UNAUDITED) FINANCIAL STATEMENTS


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

2. The results of operations for the three months ended February 28, 1997 and February 29, 1996 are not necessarily indicative of the results to be expected for the respective full years.

3. Certain amounts in the prior period financial information have been reclassified to conform to the current presentation.

4. On June 17, 1994, the Company acquired a license to the PHISODERM trademark in the United States, Canada and Puerto Rico from Sterling Winthrop Inc. ("Sterling"). If net sales of PHISODERM products in the United States, by Chattem, Inc. only, exceed $11,000,000 for the 12-month period beginning July 1, 1996 and ending June 30, 1997, the Company will pay Sterling an additional $1,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative represents management's comparative analysis of the material changes in the year-to-date results of operations of the Company pursuant to General Instruction H(2)(a) of Form 10-Q:

Royalty income from Chattem increased $460,000, or 57%, in the three months ended February 28, 1997, from the corresponding period of the prior year. The increase was primarily due to higher sales on the brands upon which royalties are calculated. The prior year period did not include sales of GOLD BOND, HERPECIN-L or PHISODERM Antibacterial Hand Cleanser. These products were acquired or introduced to the market in the second and third quarters of fiscal 1996.

Investment income decreased $304,000, or 94%, in the three months ended February 28, 1997, from the corresponding period of the prior year primarily due to the reduction of investments held by the Company.

Interest income from the Chattem note receivable decreased in the three months ended February 28, 1997 from the corresponding period of the prior year. The note was repaid in full by Chattem in the fourth quarter of fiscal 1996.

Amortization expense increased $283,000, or 98%, in the three months ended February 28, 1997, from the corresponding period of the prior year. The increase was due to the additions of the GOLD BOND and HERPECIN-L trademarks in the second and third quarters of fiscal 1996.

                              PART II. OTHER INFORMATION


ITEM 6.   REPORTS ON FORM 8-K

          No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended February 28, 1997.

                          SIGNAL INVESTMENT & MANAGEMENT CO.
                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SIGNAL INVESTMENT & MANAGEMENT CO.
                                             (Registrant)



Dated:    April 14, 1997           /s/ Stephen M. Powell
          ----------------         ------------------------------
                                   Stephen M. Powell
                                   Vice-President and Treasurer
                                   (principal financial officer)