Form 10-Q
period 1997-05-31
SIGNAL INVESTMENT & MANAGEMENT CO
filed 1997-07-15
CIK 926050

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended May 31, 1997
                       Commission file number 33-80770-01


                        SIGNAL INVESTMENT & MANAGEMENT CO.
                            A DELAWARE CORPORATION
                  I.R.S. EMPLOYER IDENTIFICATION NO. 62-1290284
                      1105 NORTH MARKET STREET, SUITE 1300
                          WILMINGTON, DELAWARE 19890
                           TELEPHONE: 302-656-3950



This registrant meets the conditions set forth in General Instruction H(1)
(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__.
                    _

As of July 8, 1997, 250 shares of the Company's common stock, without par value, were outstanding.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                                     INDEX

                                                                 PAGE NO.
                                                               -----------


PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements

  Balance Sheets as of May 31, 1997 and November 30, 1996....       3

  Statements of Income for the Three and Six
    Months Ended May 31, 1997 and 1996.......................       4

  Statements of Cash Flows for the Six Months
    Ended May 31, 1997 and 1996..............................       5

  Notes to Financial Statements..............................       6

 Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations........................       8

PART II. OTHER INFORMATION

 Item 6. Reports on Form 8-K.................................       9

SIGNATURES...................................................      10

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                                BALANCE SHEETS
                  (In Thousands, except for number of shares)


                                                                                MAY 31,     NOVEMBER 30,
                                                                                  1997         1996
                                                                              -----------   ------------
                                                                              (UNAUDITED)

ASSETS:

  Cash and cash equivalents...........................................       $     223      $    2,911

  Royalties receivable from Chattem, Inc..............................           1,692           1,287
                                                                              -----------   ------------

    Total current assets..............................................           1,915           4,198

  Trademarks and other purchased product rights, net..................          72,957          74,086
                                                                              -----------  ------------

    Total assets......................................................       $  74,872      $   78,284
                                                                              -----------  ------------

LIABILITIES AND SHAREHOLDER'S EQUITY:

  Liabilities:

    Payable to Chattem, Inc...........................................       $  73,603      $   75,713

    Deferred income taxes.............................................           1,556           1,556
                                                                              -----------  ------------

      Total liabilities...............................................          75,159          77,269
                                                                              -----------  ------------

  Shareholder's equity:

    Common shares, without par value, 500 shares authorized, 250
      shares issued and outstanding...................................               2              2

    Retained earnings (deficit).......................................            (289)         1,013
                                                                              -----------  ------------

      Total shareholder's equity (deficit)............................            (287)         1,015
                                                                              -----------  ------------

      Total liabilities and shareholder's equity......................       $  74,872     $   78,284
                                                                              -----------  ------------

                   See accompanying notes to financial statements.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                              STATEMENTS OF INCOME

                  (Unaudited and in Thousands, Except Share Data)

                                                                             FOR THE THREE            FOR THE SIX
                                                                          MONTHS ENDED MAY 31,    MONTHS ENDED MAY 31,
                                                                        ------------------------  --------------------
                                                                          1997         1996         1997       1996
                                                                        ---------  -------------  ---------  ---------

REVENUES:

  Royalties from Chattem, Inc.........................................  $   1,692    $   1,272    $   2,955  $   2,075

  Other income........................................................          3          896           22      1,219

  Interest from Chattem, Inc..........................................     --               46       --             91
                                                                        ---------       ------    ---------  ---------

    Total revenues....................................................      1,695        2,214        2,977      3,385
                                                                        ---------       ------    ---------  ---------

EXPENSES:

  Amortization of trademarks and other purchased product rights.......        578          367        1,149        655

  General and administrative..........................................          9            8           10         10
                                                                        ---------       ------    ---------  ---------

    Total expenses....................................................        587          375        1,159        665
                                                                        ---------       ------    ---------  ---------

INCOME BEFORE PROVISION FOR INCOME TAXES..............................      1,108        1,839        1,818      2,720

PROVISION FOR INCOME TAXES............................................        380          625          620        925
                                                                        ---------       ------    ---------  ---------

NET INCOME............................................................  $     728    $   1,214    $   1,198  $   1,795
                                                                        ---------       ------    ---------  ---------

NET INCOME PER COMMON SHARE...........................................  $   2,912    $   4,856    $   4,792  $   7,180
                                                                        ---------       ------    ---------  ---------

OUTSTANDING COMMON SHARES.............................................        250          250          250        250
                                                                        ---------       ------    ---------  ---------

                  See accompanying notes to financial statements.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                            STATEMENTS OF CASH FLOWS

                          (Unaudited and in Thousands)



                                                                 FOR THE SIX MONTHS ENDED MAY 31,
                                                                --------------------------------
                                                                    1997               1996
                                                                  ---------         ---------

OPERATING ACTIVITIES:

  Net income.................................................     $   1,198          $   1,795

  Adjustments to reconcile net income to net cash provided by operating activities:

      Amortization...........................................         1,149                655

      Gain on sale of investment.............................            --               (323)

      Gain on sale of trademarks and other product rights....            --               (875)

      Other..................................................            --                 10

      Changes in operating assets and liabilities:

        Income taxes.........................................           620                925

        Increase in royalties receivable from Chattem, Inc...          (405)              (252)
                                                                   ---------           ---------

          Net cash provided by operating activities..........         2,562              1,935
                                                                   ---------           ---------


INVESTING ACTIVITIES:

  Increase in note receivable from Chattem, Inc..............            --               (90)

  Payments on note receivable from Chattem, Inc..............            --                45

  Proceeds from sale of investment...........................            --               323

    Other....................................................            --                --
                                                                                                                            -
                                                                    ---------          ---------

        Net cash provided by investing activities............            --               278
                                                                                                                            -
                                                                    ---------          ---------

FINANCING ACTIVITIES:

  Decrease in payable to Chattem, Inc.......................         (2,750)               --

  Dividends paid to Chattem, Inc. ($10 and $12 per share,
     respectively)...........................................        (2,500)           (3,053)
                                                                    ---------         ---------

       Net cash used in financing activities.................        (5,250)           (3,053)
                                                                    ---------         ---------

CASH AND CASH EQUIVALENTS:

  Decrease for the period....................................        (2,688)             (840)

  At beginning of period.....................................         2,911               851
                                                                    ---------         ---------

  At end of period...........................................     $     223          $     11
                                                                  ---------           ---------

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS:

      Decrease in payable to Chattem, Inc. in connection with the
        sale of trademarks and other rights...................     $     --           $    875

      Increase in payable to Chattem, Inc. in connection with
        purchases of trademarks and other product rights......     $     --           $ 37,500

      Increase in payable to Chattem, Inc. for certain items paid
        by Chattem, Inc. on behalf of the Company.............     $     20           $     --

                See accompanying notes to financial statements.

                        SIGNAL INVESTMENT & MANAGEMENT CO.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)




1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's Form 10-K for the year ended November 30, 1996. The accompanying unaudited financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

2. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the respective full years.

3. On May 23, 1997, the Company and Chattem, Inc. announced the signing of an agreement to purchase certain assets of Sunsource International, Inc. and an affiliated company ("Sunsource") including the exclusive worldwide rights to five leading branded dietary supplement products. The products being acquired are GARLIQUE, REJUVEX, MELATONEX, ECHINEX and PROPALMEX. The purchase price for the trademarks, inventory and receivables was approximately $32,000,000. Additional payments may be earned by the seller over a six year period from the date of closing if sales exceed certain levels as defined in the purchase agreement, but such additional payments are not to exceed $15,750,000 in the aggregate. Financing of the Sunsource acquisition was provided by an expansion of Chattem, Inc.'s senior bank credit agreement and the issuance of 300,000 shares of Chattem, Inc. common stock to the seller. The trademarks were acquired by the Company and licensed to Chattem, Inc. Receivables and inventory were acquired by Chattem, Inc. The transaction was completed on June 26, 1997.

4. In connection with the bank credit agreement entered into by Chattem, Inc. on April 29, 1996, amended June 6, 1996 and amended and restated as of June 26, 1997, the Company is a guarantor on Chattem's bank debt. The bank debt consists of term loans and working capital revolving loans. The Company is a guarantor on Chattem, Inc.'s expanded bank debt used to finance the Sunsource acquisition.

5. On June 17, 1994, the Company acquired a license to the PHISODERM trademark in the United States, Canada and Puerto Rico (the "Territory") from Sterling Winthrop Inc. ("Sterling"). If net sales of PHISODERM products in the United States by Chattem, Inc. exceed $11,000,000 for the 12-month period beginning July 1, 1996 and ending June 30, 1997, then within 45 days after the end of the applicable 12-month period with respect to which the applicable net sales threshold specified above have been exceeded, the Company will pay Sterling an additional $1,000,000. As of June 30, 1997, annual net sales of PHISODERM exceeded the $11,000,000 threshold.

6. Certain amounts in the prior period's financial information have been reclassified to conform to the current presentation.

7. The Company is a wholly-owned subsidiary of Chattem, Inc. and is included in the parent company's consolidated tax returns.

8. The Company had no outstanding debt as of the periods presented and therefore incurred no interest expense.

9. A summary analysis of the activity between the Company and Chattem Inc. is as follows:

       Balance - November 30, 1996...........................     $   75,713
                 Repayments..................................         (2,750)
                 Additions...................................            640
                                                                  ----------
       Balance - May 31, 1997................................     $   73,603
                                                                  ----------
                                                                  ----------

    The weighted average balance due Chattem, Inc. during the six-months ended May 31, 1997, was $74,338.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following narrative represents management's comparative analysis of the material changes in the year-to-date results of operations of the Company pursuant to General Instruction H(2)(a) of Form 10-Q:

Royalty income increased $880, or 42.4% in the six months ended May 31, 1997, from the corresponding period of the prior year. The increase was primarily due to higher sales on the brands upon which royalties are calculated. The prior year period did not include sales for the entire six months of GOLD BOND, HERPECIN-L or PHISODERM Antibacterial Hand Cleanser. These products were acquired or introduced to the market in the second and third quarters of fiscal 1996.

Other income decreased by $1,197 or 98.2% in the six months ended May 31, 1997. The decrease over the prior year period was primarily due to the sale of the trademarks of the SOLTICE and BLIS-TO-SOL brands during the second quarter of fiscal 1996 and the sale of an investment.

Interest income from the Chattem, Inc. note receivable decreased $91 in the six months ended May 31, 1997 from the corresponding period of the prior year. The note was repaid in full by Chattem in the fourth quarter of fiscal 1996.

Amortization expense increased $494, or 75.4% in the six months ended May 31, 1997, from the corresponding period of the prior year. The increase was primarily due to the full six month period amortization in fiscal 1997 of GOLD BOND and HERPECIN-L. GOLD BOND and HERPECIN-L were acquired in the second and third quarters of fiscal 1996.

                           PART II. OTHER INFORMATION

ITEM 6. REPORTS ON FORM 8-K

    No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended May 31, 1997.

                      SIGNAL INVESTMENT & MANAGEMENT CO.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SIGNAL INVESTMENT & MANAGEMENT CO.
                                           (REGISTRANT)


DATED: JULY 15, 1997            /S/ STEPHEN M. POWELL
       --------------           --------------------------------
                                STEPHEN M. POWELL
                                VICE-PRESIDENT AND TREASURER
                                (DULY AUTHORIZED SIGNATORY AND
                                 PRINCIPAL ACCOUNTING OFFICER)