Form 10-Q
period 1997-08-31
SIGNAL INVESTMENT & MANAGEMENT CO
filed 1997-10-15
CIK 926050

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                               QUARTERLY REPORT
                      PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended August 31, 1997
                     Commission file number 33-80770-01

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

As of October 10, 1997, 250 shares of the Company's common stock, without par value, were outstanding.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                                     INDEX

                                                                                           PAGE NO.
                                                                                        ---------------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

 Balance Sheets as of August 31, 1997 and November 30, 1996...........................      3

 Statements of Income for the Three and Nine Months Ended
  August 31, 1997 and 1996............................................................      4

 Statements of Cash Flows for the Nine Months Ended August 31, 1997 and 1996..........      5

 Notes to Financial Statements........................................................      6

Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations............................................................      8

PART II. OTHER INFORMATION

 Item 6. Reports on Form 8-K..........................................................      9

SIGNATURES............................................................................     10

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                                BALANCE SHEETS
                  (In Thousands, Except for Number of Shares)


                                                                                        AUGUST 31,   NOVEMBER 30,
                                                                                           1997         1996
                                                                                        -----------  ------------
                                                                                        (UNAUDITED)
ASSETS:
 Cash and cash equivalents............................................................   $     166    $    2,911
 Royalties receivable from Chattem, Inc...............................................       1,638         1,287
                                                                                        -----------  ------------
   Total current assets...............................................................       1,804         4,198
 Trademarks and other purchased product rights, net...................................     102,099        74,086
                                                                                        -----------  ------------
   Total assets.......................................................................   $ 103,903    $   78,284
                                                                                        -----------  ------------
                                                                                        -----------  ------------
LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT):
 Liabilities:
  Payable to Chattem, Inc.............................................................   $ 103,265    $   75,713
  Deferred income taxes...............................................................       1,556         1,556
                                                                                        -----------  ------------
   Total liabilities..................................................................     104,821        77,269
                                                                                        -----------  ------------
Shareholder's equity (deficit):
 Common shares, without par value, 500 shares authorized, 250 shares issued and
   outstanding........................................................................           2             2
 Retained earnings (deficit)..........................................................        (920)        1,013
                                                                                        -----------  ------------
   Total shareholder's equity (deficit)...............................................        (918)        1,015
                                                                                        -----------  ------------
Total liabilities and shareholder's equity (deficit)..................................   $ 103,903    $   78,284
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                       See accompanying notes to financial statements.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                              STATEMENTS OF INCOME

                (Unaudited and in Thousands, Except Share Data)

                                                                               FOR THE THREE          FOR THE NINE
                                                                               MONTHS ENDED           MONTHS ENDED
                                                                                 AUGUST 31,            AUGUST 31,
                                                                            --------------------  --------------------
                                                                              1997       1996       1997       1996
                                                                            ---------  ---------  ---------  ---------
REVENUES:
  Royalties from Chattem, Inc.............................................  $   1,638  $   1,706  $   4,593  $   3,782
  Other income (loss).....................................................          3        (20)        26      1,199
  Interest from Chattem, Inc..............................................     --             45     --            136
                                                                            ---------  ---------  ---------  ---------
    Total revenues........................................................      1,641      1,731      4,619      5,117
                                                                            ---------  ---------  ---------  ---------
EXPENSES:
  Amortization of trademarks and other purchased product rights...........        708        633      1,857      1,288
  General and administrative..............................................          3          5         15         16
                                                                            ---------  ---------  ---------  ---------
    Total expenses........................................................        711        638      1,872      1,304
                                                                            ---------  ---------  ---------  ---------
INCOME BEFORE PROVISION FOR INCOME TAXES..................................        930      1,093      2,747      3,813
PROVISION FOR INCOME TAXES................................................        310        375        930      1,300
                                                                            ---------  ---------  ---------  ---------
NET INCOME................................................................  $     620  $     718  $   1,817  $   2,513
                                                                            ---------  ---------  ---------  ---------
NET INCOME PER COMMON SHARE...............................................  $   2,480  $   2,872  $   7,268  $  10,052
                                                                            ---------  ---------  ---------  ---------
OUTSTANDING COMMON SHARES.................................................        250        250        250        250
                                                                            ---------  ---------  ---------  ---------

                  See accompanying notes to financial statements.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                            STATEMENTS OF CASH FLOWS

                           (Unaudited and in Thousands)

                                                                                              FOR THE NINE MONTHS
                                                                                                ENDED AUGUST 31,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
OPERATING ACTIVITIES:
  Net income................................................................................  $   1,817  $   2,513
  Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization...........................................................................      1,857      1,288
     Income taxes...........................................................................        930      1,300
     Gain on sale of investment.............................................................     --           (323)
     Gain on sale of trademarks and other product rights....................................     --           (875)
     Other..................................................................................          2         32
     Changes in operating assets and liabilities:
       Increase in royalties receivable from Chattem, Inc...................................       (351)      (686)
                                                                                              ---------  ---------
         Net cash provided by operating activities..........................................      4,255      3,249
                                                                                              ---------  ---------
INVESTING ACTIVITIES:
  Increase in note receivable from Chattem, Inc............................................     --           (134)
  Payments on note receivable from Chattem, Inc............................................     --             45
  Proceeds from sale of investment.........................................................     --            323
                                                                                              ---------  ---------
        Net cash provided by investing activities..........................................     --            234
                                                                                              ---------  ---------
FINANCING ACTIVITIES:
  Decrease in payable to Chattem, Inc......................................................     (3,250)    --
  Dividends paid to Chattem, Inc...........................................................     (3,750)    (4,053)
                                                                                              ---------  ---------
        Net cash used in financing activities..............................................     (7,000)    (4,053)
                                                                                              ---------  ---------
CASH AND CASH EQUIVALENTS:
   Decrease for the period.................................................................     (2,745)      (570)
   At beginning of period..................................................................      2,911        851
                                                                                              ---------  ---------
   At end of period........................................................................   $    166   $    281
                                                                                              ---------  ---------
SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS:
   Decrease in payable to Chattem, Inc. in connection with the sale of trademarks and other
    product rights..........................................................................  $  --      $    875
                                                                                              ---------  ---------
   Increase in payable to Chattem, Inc. in connection with purchases of trademarks and
    other product rights....................................................................  $ 29,870   $ 44,160
                                                                                              ---------  ---------
DIVIDENDS PER SHARE.........................................................................  $     15   $     16
                                                                                              ---------  ---------

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

 3. On June 26, 1997, the Company and Chattem, Inc. purchased certain assets of Sunsource International, Inc. and an affiliated company ("SUNSOURCE") including the exclusive worldwide rights to five leading branded dietary supplement products. The products acquired were GARLIQUE, REJUVEX, MELATONEX, ECHINEX and PROPALMEX. The cash purchase price for the trademarks, inventory and receivables was $28,200,000. Additional payments may be earned by SUNSOURCE over a six year period from the date of closing if sales exceed certain levels as defined in the purchase agreement, but such additional payments are not to exceed $15,750,000 in the aggregate. Financing of the SUNSOURCE acquisition was provided by an expansion of Chattem, Inc.'s senior bank credit agreement and the issuance of 300,000 shares of Chattem, Inc. common stock to SUNSOURCE. The trademarks were acquired by the Company and licensed to Chattem, Inc. Receivables and inventory were acquired by Chattem, Inc.

 4. On August 26, 1997, the Company and Chattem, Inc. terminated the license agreement for ULTRASWIM and purchased the trademark for $450,000. The trademark was acquired by the Company and licensed to Chattem, Inc.

 5. In connection with the bank credit agreement entered into by Chattem, Inc. on April 29, 1996, amended June 6, 1996, and amended and restated as of June 26, 1997, the Company is a guarantor on Chattem's bank debt. The bank debt consists of term loans and a working capital revolving loan. The Company is also a guarantor of Chattem, Inc.'s 12.75% Senior Subordinated Notes due 2004.

 6. Certain amounts in the prior period's financial information have been reclassified to conform to the current presentation.

 7. The Company is a wholly-owned subsidiary of Chattem, Inc. and is included in the parent company's consolidated tax returns.

 8. The Company had no outstanding debt as of the periods presented and therefore incurred no interest expense.

 9. A summary analysis of the activity between the Company and Chattem, Inc. is as follows:

                    Balance--November 30, 1996................................  $75,713,000
                             Repayments.......................................   (3,250,000)
                             Additions........................................   30,802,000
                                                                                -----------
                    Balance--August 31, 1997..................................  $103,265,000
                                                                                -----------

    The weighted average balance due Chattem, Inc. during the nine months ended August 31,1997, was $80,698,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The following narrative represents management's comparative analysis of the material changes in the year-to-date results of operations of the Company pursuant to General Instruction H(2)(a) of Form 10-Q:

Royalty income increased $811,000, or 21.4% in the nine months ended August 31, 1997, from the corresponding period of the prior year. The increase was due to higher sales of the brands upon which royalties are calculated. The prior year did not include sales for the entire nine months for GOLD BOND or HERPECIN-L. These products were acquired in the second and third quarters of fiscal 1996. The 1997 period also included sales of the SUNSOURCE products which were acquired on June 26, 1997.

Other income decreased by $1,173,000, or 97.8% for the nine months ended August 31, 1997. The decrease from the prior year was due to the sale of the trademarks of the SOLTICE and BLIS-TO-SOL brands during the second quarter of fiscal 1996 and the sale of an investment.

Interest income from the Chattem, Inc. note receivable decreased $136,000 in the nine months ended August 31, 1997 from the corresponding period of the prior year. The note was repaid in full by Chattem in the fourth quarter of fiscal 1996.

Amortization expense increased $569,000, or 44.2% in the nine months ended August 31, 1997, from the corresponding period of the prior year. The increase was primarily due to the full nine month period amortization in fiscal 1997 of GOLD BOND and HERPECIN-L. These products were acquired in the second and third quarters of fiscal 1996. The 1997 period also included amortization of the SUNSOURCE products which were acquired on June 26, 1997.

                           PART II. OTHER INFORMATION

ITEM 6. REPORTS ON FORM 8-K

    No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended August 31, 1997.

                       SIGNAL INVESTMENT & MANAGEMENT CO.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SIGNAL INVESTMENT & MANAGEMENT CO.
                                                    (Registrant)

Dated: October 15, 1997                    /s/ Stephen M. Powell
       -------------------------           ----------------------------------
                                           Stephen M. Powell
                                           Vice-President and Treasurer
                                           (duly authorized signatory and
                                           principal accounting officer)