Form 10-K
period 1997-11-30
SIGNAL INVESTMENT & MANAGEMENT CO
filed 1998-03-02
CIK 926050

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549




                                   FORM 10-K




                                 ANNUAL REPORT
                      PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



                  For the fiscal year ended November 30, 1997
                      Commission file number 33-80770-01



                      SIGNAL INVESTMENT & MANAGEMENT CO.
                            A DELAWARE CORPORATION
                 I.R.S. EMPLOYER IDENTIFICATION NO. 62-1290284
                         1105 NORTH MARKET, SUITE 1300
                          WILMINGTON, DELAWARE 19890
                           TELEPHONE:  302-656-3950







This registrant meets the conditions set forth in General Instruction I(1)
(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X     No
                                                     -----        -----

As of February 20, 1998, 250 shares of the Company's common stock, without par value, were outstanding.

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

The Company is also guarantor of Chattem's current bank credit facility which consists of term loans and a working capital revolving loan maturing at various dates from December 31, 1997 to February 14, 2004. The outstanding balances as of November 30, 1997 were $63,683,000 for the term loans and $13,000,000 for the working capital revolving loan.

Trademarks
The Company's trademarks are its most important asset, although, except for GOLD BOND, SUNSOURCE, FLEXALL and ICY HOT, its business as a whole is not materially dependent upon ownership of any one trademark. The Company owns or licenses substantially all of the trademarks associated with Chattem's domestic consumer products business. The Company's significant domestic trademarks have been registered on the principal register of the United States Patent and Trademark Office. Federally registered trademarks have a perpetual life as long as they are renewed in a timely manner and used properly as trademarks, subject to the right of third parties to seek cancellation of the marks.

Employees
The Company has no employees.

Item 2. Properties
None.

Item 3. Legal Proceedings
None.

Item 4. Submission of Matters to a Vote of Security Holders
Not required pursuant to reduced disclosure conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters None.

Item 6. Selected Financial Data
Not required pursuant to reduced disclosure conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FISCAL 1997 COMPARED TO FISCAL 1996
The following narrative represents management's comparative analysis of the fiscal year ended November 30, 1997 to the fiscal year ended November 30, 1996 results of operations of the Company pursuant to General Instruction I(1)(a) and (b) of Form 10-K:

Royalty income increased by $1,137,000 (or 23%) in fiscal 1997 from fiscal 1996 primarily due to the acquisition of SUNSOURCE in June 1997, and a full year of sales for GOLD BOND and HERPECIN-L, which were acquired in April 1996 and June 1996, respectively.

Interest income from the note receivable from Chattem decreased by $136,000 (or 100%) in fiscal 1997 from fiscal 1996 as a result of Chattem's repayment of the note in the fourth quarter of fiscal 1996.

The Company recognized a gain of $875,000 on the sale in 1996 of two brands, SOLTICE and BLIS-TO-SOL.

The Company recognized a gain of $323,000 on the sale of an investment in 1996.

Amortization expense increased by $848,000 (or 48%) in fiscal 1997 from fiscal 1996 primarily due to the acquisition of the trademarks for SUNSOURCE, and a full year of amortization for GOLD BOND and HERPECIN-L which were acquired in April 1996 and June 1996, respectively.

FISCAL 1996 COMPARED TO FISCAL 1995
The following narrative represents management's comparative analysis of the fiscal year ended November 30, 1996 to the fiscal year ended November 30, 1995 results of operations of the Company pursuant to General Instruction I(1)(a) and (b) of Form 10-K:

Royalty income increased by $844,000 (or 20%) in fiscal 1996 from fiscal 1995 primarily due to the acquisition of GOLD BOND in April 1996 and HERPECIN-L in June 1996.

Interest income from the note receivable from Chattem decreased by $45,000 (or 25%) in fiscal 1996 from fiscal 1995 as a result of Chattem's repayment of the note in the fourth quarter of fiscal 1996.

Amortization expense increased by $617,000 (or 53%) in fiscal 1996 from fiscal 1995 primarily due to the acquisition of the trademarks for GOLD BOND and HERPECIN-L. The Company recognized a gain of $875,000 on the sale in 1996 of two brands, SOLTICE and BLIS-TO-SOL. The Company recognized a gain of $323,000 on the sale of an investment.

Item 8. Financial Statements and Supplementary Data
See page 5 for the Company's index to its financial statements.

Item 9. Change in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                         INDEX TO FINANCIAL STATEMENTS

                                                                       PAGE

Report of Independent Public Accountants                                6

Balance Sheets as of November 30, 1997 and 1996                         7

Statements of Income for the three years ended November 30, 1997        8

Statements of Shareholder's Equity (Deficit) for the three years ended
 November 30, 1997                                                      9

Statements of Cash Flows for the three years ended November 30, 1997    10

Notes to Financial Statements                                           11

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholder and Board of Directors of Signal Investment & Management Co.:


We have audited the accompanying balance sheets of Signal Investment & Management Co. (a Delaware corporation and wholly owned subsidiary of Chattem, Inc.) as of November 30, 1997 and 1996 and the related statements of income, shareholder's equity (deficit) and cash flows for each of the three years in the period ended November 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signal Investment & Management Co. as of November 30, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended November 30, 1997 in conformity with generally accepted accounting principles.

                                        ARTHUR ANDERSEN LLP


Chattanooga, Tennessee
January 19, 1998 (except with
respect to the matter discussed in
Note 15 as to which the date is
February 23, 1998)

                      SIGNAL INVESTMENT & MANAGEMENT CO.

                                BALANCE SHEETS

                          NOVEMBER 30, 1997 AND 1996

                       (In thousands, except share data)




                                     ASSETS

                                                   1997      1996
                                                ---------  --------
CURRENT ASSETS:
  Cash and cash equivalents                      $     55   $ 2,911
  Royalties receivable from Chattem, Inc.           1,588     1,287
                                                ---------  --------
         Total current assets                       1,643     4,198

TRADEMARKS AND OTHER PURCHASED PRODUCT
     RIGHTS, net                                  101,426    74,086
                                                 --------  --------
         TOTAL ASSETS                            $103,069   $78,284
                                                 --------  --------
                                                 --------  --------

                 LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

PAYABLE TO CHATTEM, INC.                         $102,573   $75,713
                                                 --------  --------
DEFERRED INCOME TAXES                               2,628     1,556
                                                 --------  --------
COMMITMENTS AND CONTINGENCIES (Notes 1 and 4)

SHAREHOLDER'S EQUITY (DEFICIT):
  Common shares, without par value, 500
  shares authorized,
   250 shares issued and outstanding                    2         2
  Retained earnings (deficit)                      (2,134)    1,013
                                                 --------  --------
         Total shareholder's equity (deficit)      (2,132)    1,015
                                                 --------  --------
         TOTAL LIABILITIES AND SHAREHOLDER'S
           EQUITY (DEFICIT)                      $103,069   $78,284
                                                 --------  --------
                                                 --------  --------



   The accompanying notes are an integral part of these financial statements.

                      SIGNAL INVESTMENT & MANAGEMENT CO.


                             STATEMENTS OF INCOME

                  FOR THE THREE YEARS ENDED NOVEMBER 30, 1997

                (In thousands, except share and per share data)




                                                  1997      1996      1995
                                                 ------    ------    ------
REVENUES:
  Royalties from Chattem, Inc.                   $6,181    $5,044    $4,200
  Investment income:
     Interest                                        31        33        23
     Interest from Chattem, Inc. note receivable     --       136       181
  Gain on sale of investment                         --       323         0
  Gain on product divestitures                       --       875         0
                                                 ------    ------    ------
          Total revenues                          6,212     6,411     4,404
                                                 ------    ------    ------
EXPENSES:
  Amortization of trademarks and other purchased
    product rights                                2,627     1,779     1,162
  Other                                              27        18        11
                                                 ------    ------    ------
          Total expenses                          2,654     1,797     1,173
                                                 ------    ------    ------
INCOME BEFORE PROVISION FOR INCOME TAXES          3,558     4,614     3,231

PROVISION FOR INCOME TAXES                        1,205     1,575     1,091
                                                 ------    ------    ------
NET INCOME                                       $2,353    $3,039    $2,140
                                                 ------    ------    ------
                                                 ------    ------    ------
NET INCOME PER COMMON SHARE                      $9,412   $12,156    $8,560
                                                 ------    ------    ------
                                                 ------    ------    ------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                       250       250       250
                                                 ------    ------    ------
                                                 ------    ------    ------








   The accompanying notes are an integral part of these financial statements.

                      SIGNAL INVESTMENT & MANAGEMENT CO.


                 STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)

                  FOR THE THREE YEARS ENDED NOVEMBER 30, 1997

                     (In thousands, except per share data)


                                                            RETAINED
                                                  COMMON    EARNINGS
                                                  SHARES    (DEFICIT)
                                                 --------  -----------
BALANCE, November 30, 1994                        $  2      $  5,687
  Net income                                        --         2,140
  Dividends ($16,000 per share)                     --        (4,000)
                                                 --------  -----------
BALANCE, November 30, 1995                           2         3,827
  Net income                                        --         3,039
  Dividends ($23,412 per share)                     --        (5,853)
                                                 --------  -----------
BALANCE, November 30, 1996                           2         1,013
  Net income                                        --         2,353
  Dividends ($22,000 per share)                     --        (5,500)
                                                 --------  -----------
BALANCE, November 30, 1997                        $  2      $ (2,134)
                                                 --------  -----------
                                                 --------  -----------




   The accompanying notes are an integral part of these financial statements.

                      SIGNAL INVESTMENT & MANAGEMENT CO.


                           STATEMENTS OF CASH FLOWS
                  FOR THE THREE YEARS ENDED NOVEMBER 30, 1997

                                (In thousands)


                                                      1997      1996      1995
                                                     ------    ------    ------
OPERATING ACTIVITIES:
  Net income                                        $ 2,353   $ 3,039   $ 2,140
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Amortization                                     2,627     1,779     1,162
     Deferred income tax provision                    1,072       682       366
     Gain on sale of investment                          --      (323)       --
     Gain on product divestitures                        --      (875)       --
     Changes in operating assets and liabilities:
          (Increase) decrease in royalties
            receivable from Chattem, Inc.              (301)     (266)       51
          (Increase) decrease in interest
            receivable from Chattem, Inc.                --       121       (84)
                                                    -------   --------  -------
             Net cash provided by operating
               activities                             5,751     4,157     3,635
                                                    -------   --------  -------

INVESTING ACTIVITIES:
  Payment of note receivable from Chattem, Inc.          --     2,500        --
  Proceeds from sale of investment                       --       323        --
                                                    -------   --------  -------
             Net cash provided by investing
               activities                                --     2,823        --
                                                    -------   --------  -------
FINANCING ACTIVITIES:
  Increase (decrease) in payable to
   Chattem, Inc.                                     (3,107)      933       740
  Dividends paid to Chattem, Inc.                    (5,500)   (5,853)   (4,000)
                                                    -------   --------  -------
          Net cash used in financing activities      (8,607)   (4,920)   (3,260)
                                                    -------   --------  -------

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the year                   (2,856)    2,060       375
  At beginning of year                                2,911       851       476
                                                    -------   --------  -------
  At end of year                                    $    55   $ 2,911   $   851
                                                    -------   --------  -------
                                                    -------   --------  -------
SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS:
  Decrease in payable to Chattem, Inc. in
   connection with the sale of trademarks and
   other product rights                             $    --   $   875   $    --
                                                     ------    ------    ------
                                                     ------    ------    ------
  Increase in payable to Chattem, Inc. in
   connection with purchases of trademarks and
   other product rights                              $29,967  $45,810   $    --
                                                     -------  -------   -------
                                                     -------  -------   -------
DIVIDENDS PER SHARE                                  $    22  $    23   $    16
                                                     -------  -------   -------
                                                     -------  -------   -------


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

     Signal is also guarantor of Chattem's current bank credit facility which consists of term loans and a working capital revolving loan maturing at various dates from December 31, 1997 to February 14, 2004. The outstanding balances as of November 30, 1997 were $63,683 for the term loans and $13,000 for the working capital revolving loan.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Trademarks and Other Purchased Product Rights

     The costs of acquired trademarks and other purchased product rights are capitalized and amortized over periods ranging from 20 to 40 years. Total accumulated amortization of these assets at November 30, 1997 and 1996 was $7,687 and $5,060, respectively. Amortization expense for 1997, 1996 and 1995 was $2,627, $1,779 and $1,162, respectively.

     Income Taxes

     The Company uses the asset and liability approach to accounting for deferred income taxes based on currently enacted tax rates and differences in financial reporting and income tax bases of assets and liabilities. The Company is included in the consolidated tax returns filed by Chattem, Inc.

     Investments

     In March 1996, the Company sold for $323, an investment which had been written down to a carrying value of zero in 1993 due to uncertainty concerning future realization.

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

     Cash and Cash Equivalents

     The Company considers all short-term deposits and investments with original maturities of three months or less to be cash equivalents.

3.   INCOME TAXES

     The provision for income taxes includes the following components for the years ended November 30:

                                   1997      1996      1995
                                  ------    -------   ------

          Current                  $  133     $  893   $   725
          Deferred                  1,072        682       366
                                   ------     -------  -------
                                   $1,205     $1,575    $1,091
                                   ------     -------  -------
                                   ------     -------  -------

     The temporary difference which gives rise to the deferred tax liability at November 30, 1997 and 1996 consists primarily of the differences between carrying values of trademarks and other purchased product rights for income tax and financial statement reporting purposes.

     The difference between the provision for income taxes and the amount computed by multiplying income before income taxes by the U.S. statutory rate is summarized as follows for the years ended November 30:

                                   1997      1996      1995
                                   ------   -------  -------

     Expected tax provision        $1,210    $1,584    $1,098
     Nontaxable interest income        (5)       (9)       (7)
                                   ------    ------    -----
                                   $1,205    $1,575    $1,091
                                   ------    ------    -----
                                   ------    ------    -----

                                      12

4.   ACQUISITION AND SALE OF TRADEMARKS

     On June 26, 1997, the Company purchased the rights for the SUNSOURCE line of dietary supplements and homeopathic medicines, and subsequently licensed the use of the trademark to Chattem. The purchase price of the trademark was $26,650 which was financed with borrowings from Chattem. Additional payments may be earned by SUNSOURCE over a six year period from the date of closing if sales exceed certain levels as defined in the purchase agreement, but such additional payments are not to exceed $15,750 in the aggregate.


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

     During April 1996, the Company sold the trademarks of two minor consumer products brands, SOLTICE and BLIS-TO-SOL. The sales price of $1,200 consisted of $1,000 of cash received at closing and a $200 promissory note requiring payments of $100 per year for the next two years contingent upon the brands meeting specific future sales levels.

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

     Payable to Chattem, Inc. represents net advances received from Chattem used to fund the acquisitions of trademarks as discussed in Note 4. Such advances are noninterest bearing and are not expected to be paid prior to November 30, 1998.

     Certain general and administrative expenses of the Company are occasionally paid by Chattem on behalf of the Company. Such amounts are not significant.

     A summary analysis of the activity between the Company and Chattem, Inc. for the two years ended November 30, 1997 is as follows:



          Balance -- November 30, 1995.................. $ 29,844
                     Gain on sale of trademarks.........     (875)
                     Additions..........................   46,744
                                                         ---------
          Balance -- November 30, 1996..................   75,713
                     Repayments.........................   (3,250)
                     Additions..........................   30,110
                                                         ---------
          Balance -- November 30, 1997.................. $102,573
                                                         ---------


     The weighted average balance due Chattem, Inc. during the year ended November 30, 1997, was $86,424.

6.   SUBSEQUENT EVENT

     On February 22, 1998, the Company and Chattem entered into a definitive agreement to acquire the BAN anti-perspirant and deodorant brand from Bristol-Myers Squibb Company. Pursuant to the terms of the acquisition agreement, the Company and Chattem will purchase all the assets, including Inventories patents and trademarks of BAN (excluding the rights in Japan), for $165,000 in cash, plus assumed liabilities. The purchase price will be funded by debt financing by Chattem which will be acquired by the Company. This acquisition transaction is expected to close no later than March 31, 1998.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
Not required pursuant to reduced disclosure conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K.

Item 11. Executive Compensation
Not required pursuant to reduced disclosure conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management
Not required pursuant to reduced disclosure conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K.

Item 13. Certain Relationships and Related Transactions
Not required pursuant to reduced disclosure conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K.

                                    PART IV

Item 14.  Reports on Form 8-K
No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended November 30, 1997.

The following documents are filed or incorporated by reference as exhibits to this report:

Exhibit Number      Description of Exhibit                            Reference
--------------      ----------------------                           -----------
     3              Certificate of Incorporation                         (5)

                    By-Laws                                              (5)

     4              Form of Indenture dated August 3,
                     1994 between Chattem, Inc., Signal
                     Investment & Management Co., as
                     guarantor and SouthTrust Bank NA
                     relating to the 12.75% Senior Sub-
                     ordinated Notes                                     (1)


     10             Asset Purchase and Sale Agreement
                     dated June 17, 1994 between Sterling
                     Winthrop Inc. and Signal Investment
                     & Management Co. for the PHISODERM
                     business.                                           (2)

                    Asset Purchase Agreement dated April
                     10, 1996 between Martin Himmel Inc.,
                     seller, and Chattem, Inc. and Signal
                     Investment & Management Co., as
                     purchasers, for the GOLD BOND business              (3)

                    Credit Agreement dated April 29, 1996,
                     among Chattem, Inc., as borrower, Signal
                     Investment & Management Co., as guarantor,
                     NationsBank, N.A., as agent, and the
                     Lenders named therein                               (4)

                    Credit Agreement dated April 29, 1996
                     (Secondary Working Capital Facility) among
                     Chattem, Inc., as borrower, Signal
                     Investment & Management Co., as guarantor,
                     NationsBank, N.A., as agent, and the Lenders
                     named therein                                       (4)

                                      16

Exhibit Number      Description of Exhibit                         Reference
--------------      ----------------------                        -----------


    10              Asset Purchase Agreement dated
                     June 6, 1996 between Campbell
                     Laboratories Inc., seller, and
                     Chattem, Inc. and Signal Investment
                     & Management Co., purchasers, for
                     the HERPECIN-L business                             (4)

                    Amendment to the Credit Agreement
                     (HERPECIN-L Acquisition) dated June 6,
                     1996 among Chattem, Inc., as borrower,
                     Signal Investment & Management Co., as
                     guarantor, NationsBank, N.A., as agent,
                     and the Lenders named therein                       (4)

                    Asset Purchase and Sale Agreement
                     dated May 23, 1997 by and among
                     Chattem, Inc., Signal Investment &
                     Management Co. and Sunsource
                     International, Inc. and Mindbody,
                     Inc. (without schedules and exhibits)               (6)

                    Amended and Restated Credit Agree-
                     ment (New Credit Agreement) dated
                     June 26, 1997 by and among Chattem,
                     Inc., Signal Investment &  Management Co.
                     and the Lenders identified therein                  (6)

                    Amended and Restated Credit Agree-
                     ment (Supplemental Credit Agree-
                     ment) dated June 26, 1977 by and
                     among Chattem, Inc., Signal Invest-
                     ment & Management Co. and the
                     Lenders identified therein                          (6)

                    First Amended and Restated Master
                     Trademark License Agreement be-
                     tween Signal Investment & Manage-
                     ment Co. and Chattem, Inc.,
                     effective June 30, 1992                             (6)

                                      17

REFERENCES -

Previously filed as an exhibit to and incorporated by reference from:
     (1) Form S-2 Registration Statement (No. 33-80770) of Chattem, Inc.
     (2) Form 10-K for Chattem, Inc. for the year ended November 30, 1994.
     (3) Form 8-K for Chattem, Inc. dated April 29, 1996.
     (4) Form 10-K for Chattem, Inc. for the year ended November 30, 1996.
     (5) Form 10-K for Signal Investment & Management Co. for the year ended November 30, 1996.
     (6) Form 8-K for Chattem, Inc. dated June 26, 1997.

                      SIGNAL INVESTMENT & MANAGEMENT CO.
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    SIGNAL INVESTMENT & MANAGEMENT CO.
                                   (Registrant)

                    Dated: February 21, 1998   /s/ Stephen M. Powell
                                              -----------------------
                                               Stephen M. Powell
                                               Vice-President and Treasurer
                                               (duly authorized signatory and
                                                principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated:



Dated:       February 21, 1998               /s/ A. Alexander Taylor II
                                             ---------------------------
                                             A. Alexander Taylor II,
                                             President and Director
                                              (principal executive officer)


Dated:       February 21, 1998               /s/ Stephen M. Powell
                                             ---------------------------
                                             Stephen M. Powell,
                                             Vice President, Treasurer and
                                             Director
                                               (principal financial officer)


Dated:       February 21, 1998               /s/ Erik L. Saville
                                             ---------------------------
                                             Erik L. Saville,
                                             Assistant Vice President and
                                              Director

Dated:       February 21, 1998               /s/ Hugh F. Shaber
                                             ---------------------------
                                             Hugh F. Shaber,
                                             Secretary and Director