Form 10-Q
period 1998-02-28
SIGNAL INVESTMENT & MANAGEMENT CO
filed 1998-04-14
CIK 926050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q




                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended February 28, 1998
                       Commission file number 33-80770-01




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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

As of April 10, 1998, 250 shares of the Company's common stock, without par value, were outstanding.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                                      INDEX



                                                                        PAGE NO.

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
   Balance Sheets as of February 28, 1998
      and November 30, 1997.............................................. 3

    Statements of Income for the Three Months

      Ended February 28, 1998 and 1997 .................................. 4

    Statements of Cash Flows for the Three Months Ended
      February 28, 1998 and 1997 ........................................ 5

    Notes to Financial Statements ....................................... 6

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations ........................................... 7

PART II.  OTHER INFORMATION

  Item 6.  Reports on Form 8-K .......................................... 8

SIGNATURES .............................................................. 9


                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       SIGNAL INVESTMENT & MANAGEMENT CO.

                                 BALANCE SHEETS
                   (In Thousands, Except for Number of Shares)


                                                              February 28,  November 30,
                                                                  1998         1997
                                                              ------------  ------------
                                                              (Unaudited)
ASSETS:
  Cash and cash equivalents ................................   $      42    $      55
  Royalties receivable from Chattem, Inc. ..................       1,558        1,588
                                                               ---------    ---------
       Total current assets ................................       1,600        1,643

  Trademarks and other purchased product rights, net .......     100,656      101,426
                                                               ---------    ---------

           Total assets ....................................   $ 102,256    $ 103,069
                                                               ---------    ---------
                                                               ---------    ---------
LIABILITIES AND SHAREHOLDER'S DEFICIT:
  Payable to Chattem, Inc. .................................   $ 102,253    $ 102,573
                                                               ---------    ---------

  Deferred income taxes ....................................       2,628        2,628
                                                               ---------    ---------

  Shareholder's deficit:
    Common shares, without par value, 500 shares authorized,
    250 shares issued and outstanding   ....................           2            2
    Accumulated deficit ....................................      (2,627)      (2,134)
                                                               ---------    ---------
        Total shareholder's deficit ........................      (2,625)      (2,132)
                                                               ---------    ---------

            Total liabilities and shareholder's deficit ....   $ 102,256    $ 103,069
                                                               ---------    ---------
                                                               ---------    ---------






                 See accompanying notes to financial statements.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                              STATEMENTS OF INCOME

                 (Unaudited and in Thousands, Except Share Data)

                                              For the Three Months Ended
                                                     February 28,
                                              --------------------------
                                                    1998     1997
                                                    ----     ----

REVENUES:
  Royalties from Chattem, Inc. .................   $1,559   $1,263
  Investment income ............................     --         19
                                                   ------   ------
       Total revenues ..........................    1,559    1,282
                                                   ------   ------

EXPENSES:
  Amortization of trademarks and other purchased
    product rights
                                                      770      571
  General and administrative expenses ..........        2        1
                                                   ------   ------
       Total expenses ..........................      772      572
                                                   ------   ------

Income before provision for income taxes .......      787      710
Provision for income taxes .....................      280      240
                                                   ------   ------

NET INCOME .....................................   $  507   $  470
                                                   ------   ------
                                                   ------   ------

NET INCOME PER  COMMON SHARE ...................   $2,028   $1,880
                                                   ------   ------
                                                   ------   ------

WEIGHTED AVERAGE NUMBER OF  COMMON SHARES ......      250      250
                                                   ------   ------
                                                   ------   ------





                 See accompanying notes to financial statements.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                            STATEMENTS OF CASH FLOWS

                          (Unaudited and in Thousands)

                                                         For the Three Months Ended
                                                                February 28,
                                                         --------------------------
                                                               1998        1997
                                                              -------    -------

OPERATING ACTIVITIES:
  Net income ..............................................   $   507    $   470
  Adjustments to reconcile net income to net cash provided
          by operating activities:
      Amortization ........................................       770        571
      Income taxes ........................................       280        240
      Changes in operating assets and liabilities:
        Decrease in royalties receivable from Chattem, Inc.        30         24
                                                              -------    -------
            Net cash provided by operating activities .....     1,587      1,305
                                                              -------    -------

FINANCING ACTIVITIES:
  Payments to Chattem, Inc. ...............................      (600)    (2,750)
  Dividends paid to Chattem, Inc. .........................    (1,000)    (1,250)
                                                              -------    -------
            Net cash used in financing activities .........    (1,600)    (4,000)
                                                              -------    -------

CASH AND CASH EQUIVALENTS:
  Decrease for the period .................................       (13)    (2,695)
  At beginning of period ..................................        55      2,911
                                                              -------    -------
  At end of period ........................................   $    42    $   216
                                                              -------    -------
                                                              -------    -------

SUPPLEMENTAL SCHEDULE OF NON-CASH
  TRANSACTIONS:
  Income tax provision ....................................   $   280    $   240
                                                              -------    -------
                                                              -------    -------

DIVIDENDS PER SHARE .......................................   $     4    $     5
                                                              -------    -------
                                                              -------    -------




                 See accompanying notes to financial statements.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1. The Company is a wholly-owned subsidiary of Chattem, Inc. and is included in the parent company's consolidated tax returns.

2. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's Form 10-K for the year ended November 30, 1997 and with the audited consolidated financial statements and related notes thereto included in Chattem, Inc.'s Annual Report to Shareholders for the year ended November 30, 1997. The accompanying unaudited financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

3. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the respective full years.

4. The Company had no outstanding debt as of the periods presented and therefore incurred no interest expense.

5. A summary analysis of the activity between the Company and Chattem, Inc. is as follows:


         Payable balance - November 30, 1997   $ 102,573,000
                        Repayments .........        (600,000)
                        Income tax provision         280,000
                                               -------------
         Payable balance - February 28, 1998   $ 102,253,000
                                               -------------
                                               -------------

   The weighted average balance due Chattem, Inc. during the three months ended February 28, 1998, was $102,408,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

On March 24, 1998, the Company and Chattem, Inc. announced the completion of the previously reported acquisition of the BAN line of anti-perspirant/deodorant products from Bristol-Myers Squibb Company for a purchase price of $165,000,000 (subject to an inventory adjustment), plus the assumption of up to $5,000,000 of liabilities. The Company and Chattem acquired the BAN world-wide trademarks, formulae, certain patents pertaining to the anti-perspirant/deodorant products technology, technical information, inventory, manufacturing equipment and packaging related assets used in the manufacture of BAN, but not the right to sell BAN in Japan. Concurrently with the closing of the acquisition, Chattem, with the Company as guarantor, issued $200,000,000 of 8-7/8% Senior Subordinated Notes due 2008 and amended and restated its existing senior secured credit facilities. The proceeds from the Senior Subordinated Notes were used to fund the purchase of BAN, pay related acquisition and financing fees and expenses and repay certain bank indebtedness.

The following narrative represents management's comparative analysis of the material changes in the year-to-date results of operations of the Company pursuant to General Instruction H(2)(a) of Form 10-Q:

Royalty income increased $296,000, or 23.4%, in the three months ended February 28, 1998, from the corresponding period of the prior year. The increase was due to higher sales of the brands upon which royalties are calculated. The prior year did not include sales of the SUNSOURCE products which were acquired in the third quarter of fiscal 1997.

Investment income decreased by $19,000, or 100%, in the three months ended February 28, 1998, from the corresponding period of the prior year primarily due to the reduction of investments held by the Company.

Amortization expense increased $199,000, or 31.8%, in the three months ended February 28, 1998, from the corresponding period of the prior year. The increase was due primarily to the purchase of the SUNSOURCE trademarks, which were acquired in the third quarter of fiscal 1997.

                           PART II. OTHER INFORMATION


ITEM 6.  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended February 28, 1998.

                       SIGNAL INVESTMENT & MANAGEMENT CO.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SIGNAL INVESTMENT & MANAGEMENT CO.
                                                              (Registrant)



Dated:     April 14, 1998                    /s/ Stephen M. Powell
        -------------------                 ----------------------
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

                                            SIGNAL INVESTMENT & MANAGEMENT CO.
                                                    (Registrant)



Dated:     April 14, 1998
        -------------------                 ------------------------------
                                            Stephen M. Powell
                                            Vice-President and Treasurer
                                            (duly authorized signatory and
                                              principal accounting officer)