Form 10-Q
period 1998-05-31
SIGNAL INVESTMENT & MANAGEMENT CO
filed 1998-07-14
CIK 926050

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q






                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




                   For the quarterly period ended May 31, 1998
                       Commission file number 33-80770-01





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

As of July 14, 1998, 250 shares of the Company's common stock, without par value, were outstanding.

                       SIGNAL INVESTMENT & MANAGEMENT CO.
                       ----------------------------------

                                      INDEX
                                      -----

                                                                       PAGE NO.
                                                                       --------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Balance Sheets as of May 31, 1998 and November 30, 1997 .................. 3

    Statements of Income for the Three and Six Months Ended
      May 31, 1998 and 1997 .................................................. 4

    Statements of Cash Flows for the Six Months Ended
      May 31, 1998 and 1997................................................... 5

    Notes to Financial Statements............................................. 6

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations ...............................................  9

PART II.  OTHER INFORMATION

  Item 6.  Reports on Form 8-K .............................................. 11


SIGNATURES................................................................... 12

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                       SIGNAL INVESTMENT & MANAGEMENT CO.
                       ----------------------------------

                                 BALANCE SHEETS
                                 --------------

                   (In Thousands, Except for Number of Shares)

                                                                             May 31,          November 30,
                                                                              1998                1997
                                                                        --------------       --------------
                                                                          (Unaudited)

ASSETS
------

  Current Assets:
    Cash and cash equivalents......................................  $              89        $              55

    Royalties receivable from Chattem, Inc.........................              2,692                    1,588
                                                                     --------------------     -----------------
         Total current assets......................................              2,781                    1,643

  Trademarks and other purchased product rights, net ..............            255,250                  101,426
                                                                     ------------------       -----------------

         Total assets..............................................  $         258,031           $      103,069
                                                                     ------------------       -----------------
                                                                     ------------------       -----------------

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
----------------------------------------------

  Liabilities:
    Payable to Chattem, Inc. ......................................  $         251,530          $      102,573
    Deferred income taxes..........................................              2,628                   2,628
                                                                     -------------------      ----------------
          Total liabilities .......................................            254,158                 105,201
                                                                     -------------------      ----------------


  Shareholder's equity (deficit):
    Common shares, without par value, 500 shares authorized,
         250 shares issued and outstanding ........................                  2                       2
    Retained earnings (deficit)....................................              3,871                   (2,134)
                                                                     --------------------     ------------------
         Total shareholder's equity (deficit) .....................              3,873                   (2,132)
                                                                     --------------------     ------------------
         Total liabilities and shareholder's equity (deficit)......  $         258,031           $       103,069
                                                                     -------------------      ------------------
                                                                     -------------------      ------------------



                 See accompanying notes to financial statements.

                       SIGNAL INVESTMENT & MANAGEMENT CO.
                       ----------------------------------

                              STATEMENTS OF INCOME
                              --------------------

                 (Unaudited and in Thousands, Except Share Data)

                                                      For the Three                                  For the Six
                                                   Months Ended May 31,                          Months Ended May 31,
                                             ---------------------------------              --------------------------
                                                  1998                  1997                     1998                   1997
                                         ------------------      -----------------      ---------------        -------------

REVENUES AND GAINS:
  Royalties from Chattem, Inc......      $     2,692             $     1,692            $       4,251          $      2,955
  Investment income ...............                1                       3                        1                    22
  Gain on sale of trademarks
   and other product rights .......           10,442                       -                   10,442                     -
                                        -----------------       ------------------      ---------------        ---------------
       Total revenues and gains....           13,135                   1,695                   14,694                 2,977
                                        -----------------       ------------------      ---------------        ---------------

EXPENSES:
  Amortization of trademarks
   and other product rights .......           1,406                     578                    2,176                 1,149
  General and administrative ......              11                       9                       13                    10
                                        -----------------       ------------------      ---------------        ---------------

       Total expenses .............           1,417                     587                    2,189                 1,159
                                        -----------------       ------------------      ---------------        ---------------

INCOME BEFORE PROVISION FOR INCOME
 TAXES ............................          11,718                   1,108                   12,505                 1,818

PROVISION FOR INCOME
 TAXES.............................           4,220                     380                    4,500                   620
                                        -----------------       ------------------      ---------------        --------------

NET INCOME ........................     $     7,498            $        728             $      8,005          $       1,198
                                        -----------------       ------------------      ---------------        --------------

NET INCOME PER
COMMON SHARE.......................      $   29,992            $      2,912             $     32,020          $       4,792
                                        -----------------       ------------------      ---------------        --------------
                                        -----------------       ------------------      ---------------        --------------

OUTSTANDING COMMON
SHARES...................                        250                     250                     250                     250
                                        -----------------       ------------------      ---------------        --------------
                                        -----------------       ------------------      ---------------        --------------



                 See accompanying notes to financial statements.

                       SIGNAL INVESTMENT & MANAGEMENT CO.
                       ----------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                          (Unaudited and in Thousands)



                                                                         For the Six Months Ended
                                                                                  May 31,
                                                                     ----------------------------------
                                                                         1998                   1997
                                                                     ----------              ----------
OPERATING ACTIVITIES:

  Net income.....................................................     $    8,005                1,198
                                                                      ------------            -----------
  Adjustments to reconcile net income to net cash provided
   by operating activities:
      Amortization...............................................          2,176                1,149
      Gain on sale of trademarks and other product rights........        (10,442)                   -
      Income taxes...............................................          4,500                  620
      Changes in operating assets and liabilities:
        Increase in royalties receivable from Chattem, Inc. .....         (1,105)                (405)
                                                                      ------------            -----------
            Net cash provided by operating activities............          3,134                2,562
                                                                      ------------            -----------

FINANCING ACTIVITIES:
  Payments to Chattem, Inc.......................................         (1,100)              (2,750)
  Dividends paid to Chattem, Inc.................................         (2,000)              (2,500)
                                                                      ------------            -----------
            Net cash used in financing activities................         (3,100)              (5,250)
                                                                      ------------            -----------
CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period.............................             34               (2,688)
  At beginning of period.........................................             55                2,911
                                                                      ------------            -----------
  At end of period...............................................       $     89              $   223
                                                                      ------------            -----------

SUPPLEMENTAL SCHEDULE OF NON-CASH
  TRANSACTIONS - Increase (decrease) in payable to
   Chattem, Inc. in connection with:
      Gain on sale of trademarks and other product rights ......        $(10,442)             $     -
      Purchase of trademarks and other product rights...........         155,999                    -
      Provision for income taxes................................           4,500                  620
      Payment of certain items on behalf of the Company ........            -                      20

DIVIDENDS PER SHARE                                                     $      8              $    10
                                                                      ------------            -----------
                                                                      ------------            -----------


                 See accompanying notes to financial statements.

                       SIGNAL INVESTMENT & MANAGEMENT CO.
                       ----------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)

NOTE: All monetary amounts are expressed in thousands of dollars unless contrarily evident.

1. The Company is a wholly-owned subsidiary of Chattem, Inc. and is included in the parent company's consolidated financial statements and tax returns.

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

4. The Company had no outstanding debt as of the periods presented and therefore incurred no interest expense.

5. Certain amounts in the prior periods' financial information have been reclassified to conform to the current presentation.

6. A summary of the changes in the payable to Chattem, Inc. for the year to date is as follows:


    Balance - November 30, 1997 ........................            $  102,573
              Repayments................................                (1,100)
              Income tax provision......................                 4,500
              Gain on sale of trademarks and
               other product rights.....................               (10,442)
              Purchase of trademarks and other
               product rights...........................               155,999
                                                                  --------------
    Balance - May 31, 1998 .............................            $  251,530
                                                                  --------------
                                                                  --------------

     The weighted average balance due Chattem, Inc. during the six months ended May 31, 1998, was $152,115.

7. On March 24, 1998, Chattem, Inc. and the Company acquired the BAN line of deodorant and anti-perspirant products from Bristol-Myers Squibb Company for a purchase price of $165,000 (subject to an inventory adjustment), plus the assumption of up to $5,000 of liabilities. The Company acquired the BAN trademarks, formulae, certain patents pertaining to anti-perspirant/deodorant technology and technical information. Chattem, Inc. purchased the inventory, manufacturing equipment and packaging related assets used in the manufacture of BAN but not the right to sell BAN in Japan.

8. Also on March 24, 1998, Chattem, Inc., with the Company as guarantor, issued $200,000 of 8 7/8% Senior Subordinated Notes due 2008 (the "Notes") to NationsBanc Montgomery Securities LLC (the "Initial Purchaser") and entered into an amended and restated senior secured bank credit agreement. The proceeds of the note offering were used to fund the BAN purchase and related fees and expenses, repay revolving bank indebtedness and provide additional working capital.

     The Notes mature on April 1, 2008 and interest is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 1998. The Notes are senior subordinated obligations of Chattem, Inc. and are subordinated in right of payment to all existing and future senior debt of that company. The Notes may not be redeemed until April 1, 2003, after which they may be redeemed at the option of Chattem, Inc. Upon the occurrence of certain events constituting a change of control, the holders of the Notes may require Chattem, Inc. to repurchase the Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.

     The Notes are issued under an indenture with SouthTrust Bank, National Association, as indenture trustee, which restricts, among other things, the ability of Chattem, Inc. and its subsidiaries to (i) incur additional indebtedness and issue preferred stock, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, (iv) apply net proceeds from certain asset sales, (v) enter into certain transactions with affiliates, (vi) merge or consolidate with any other person, (vii) sell stock of its subsidiaries, or (viii) assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of that company.

     The Notes were issued by Chattem, Inc. to the Initial Purchaser in a transaction not registered under the Securities Act of 1933 ("Securities Act") in reliance upon the exemption provided in Section 4(2) of the Securities Act. The Initial Purchaser subsequently placed the Notes with qualified institutional buyers and certain accredited investors in reliance upon Rule 144A under the Securities Act.

     Pursuant to a Registration Rights Agreement between Chattem, Inc. and the Initial Purchaser, Chattem, Inc. filed with the Securities and Exchange Commission on May 26, 1998 a Registration Statement on Form S-4, which became effective on June 8, 1998, with respect to its Series B Notes that are identical in all material respects to the original Notes. Chattem, Inc. has offered the holders of the original Notes the opportunity to exchange their Notes for a like amount of Series B Notes on or before July 23, 1998 unless extended by Chattem in its sole discretion.

9. Chattem's credit agreements, of which the Company is guarantor, include term loans of $27,500 and $34,800 and a working capital facility of $30,000 (the "Credit Agreements"). The working capital facility and the $27,500 term loan mature on June 26, 2002 and the $34,800 term loan matures on June 14, 2004. Chattem, Inc. may elect either the greater of the prime rate or federal funds plus 1/2% or a floating rate or Eurodollar interest rate option applicable to loans under the Credit Agreements. The floating rate and Eurodollar interest rate options are based on a base rate plus a floating rate margin that fluctuates on the basis of Chattem, Inc.'s leverage ratio. In addition to the foregoing, the Credit Agreements contain covenants, representations and other agreements by Chattem, Inc. that are customary in loan agreements and security instruments relating to financings of this type. The Company is also a guarantor of Chattem, Inc.'s 12.75% Senior Subordinated Notes due 2004.

10. On May 12, 1998, Chattem, Inc. and the Company sold the CORNSILK oil control makeup brand to Del Laboratories, Inc. for $10,750 plus inventories and the assumption of certain liabilities. The Company sold the CORNSILK trademarks, formulae and technical information. Chattem, Inc. sold the inventory and other related assets but will continue to operate the CORNSILK business in the United Kingdom pursuant to a license agreement. Chattem, Inc. used the net proceeds from the sale to reduce bank indebtedness.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note: All monetary amounts are expressed in thousands of dollars unless contrarily evident.

The following narrative represents management's comparative analysis of the material changes in the year-to-date results of operations of the Company pursuant to General Instruction H(2)(a) of Form 10-Q:

General

On March 24, 1998, Chattem, Inc. and the Company, acquired the BAN line of deodorant and anti-perspirant products from Bristol-Myers Squibb Company for a purchase price of $165,000 (subject to an inventory adjustment), plus the assumption of up to $5,000 of liabilities. The Company acquired the BAN trademarks, formulae, certain patents pertaining to anti-perspirant/deodorant technology and technical information. Chattem, Inc. purchased the inventory, manufacturing equipment and packaging related assets used in the manufacture of BAN but not the right to sell BAN in Japan.

Also on March 24, 1998, Chattem, Inc., with the Company as guarantor, issued $200,000 of 8 7/8% Senior Subordinated Notes due 2008 (the "Notes") to NationsBanc Montgomery Securities LLC and entered into an amended and restated senior secured bank credit agreement. The proceeds of the note offering were used to fund the BAN purchase and related fees and expenses, repay revolving bank indebtedness and provide additional working capital.

See Notes 8 and 9 of the accompanying Notes to Financial Statements for additional information relating to the Notes and the amended and restated senior secured bank credit agreement.

On May 12, 1998, Chattem, Inc. and the Company sold the CORNSILK oil control makeup brand to Del Laboratories, Inc. for $10,750, plus inventories and the assumption of certain liabilities. The Company sold the CORNSILK trademarks, formulae and technical information for which a gain of $10,442 was recognized. Chattem, Inc. sold the inventory and other related assets but will continue to operate the CORNSILK business in the United Kingdom pursuant to a license agreement. Chattem, Inc. used the net proceeds from the sale to reduce bank indebtedness.

RESULTS OF OPERATIONS - COMPARISON OF SIX MONTHS ENDED
MAY 31, 1998 AND 1997

Royalty income increased $1,296, or 43.9%, in the six months ended May 31, 1998, from the corresponding period of the prior year. The increase was primarily due to higher sales on the brands upon which royalties are calculated. The prior year period did not include sales of the SUNSOURCE products which were acquired in the third quarter of fiscal 1997 or sales of the BAN anti-perspirant/deodorant brand which was purchased in the second quarter of fiscal 1998.

Investment income decreased by $21, or 95.5%, in the six months ended May 31, 1998. The decrease over the prior year period was primarily due to a reduced amount of income producing cash equivalents.

The gain of $10,442 on the sale of trademarks and other product rights is associated exclusively with the CORNSILK product line divestiture in the second quarter of fiscal 1998.

Amortization expense increased $1,027, or 89.4%, in the six months ended May 31, 1998, from the corresponding period of the prior year. The increase was primarily due to the acquisitions of the trademarks and other product rights of the SUNSOURCE products in the third quarter of fiscal 1997 and of the BAN anti-perspirant/deodorant brand in the second quarter of fiscal 1998.

                           PART II. OTHER INFORMATION

ITEM 6.  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended May 31, 1998.

                       SIGNAL INVESTMENT & MANAGEMENT CO.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SIGNAL INVESTMENT & MANAGEMENT CO.
                                             (Registrant)

Dated:     July 14, 1998             /s/ Stephen M. Powell
        ------------------          ----------------------
                                    Stephen M. Powell
                                    Vice-President and Treasurer
                                    (duly authorized signatory and
                                    principal accounting officer)