Form 10-Q
period 1998-08-31
SIGNAL INVESTMENT & MANAGEMENT CO
filed 1998-10-15
CIK 926050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q




                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                 For the quarterly period ended August 31, 1998
                       Commission file number 33-80770-01




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

Registrant has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.

As of October 15, 1998, 250 shares of the Company's common stock, without par value, were outstanding.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                                      INDEX



                                                                                      PAGE NO.
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Balance Sheets as of August 31, 1998 and November 30, 1997 ................           3

    Statements of Income for the Three and Nine Months Ended
      August 31, 1998 and 1997 ................................................           4

    Statements of Cash Flows for the Nine Months Ended August 31, 1998
      and 1997 ................................................................           5

    Notes to Financial Statements .............................................           6

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations .................................................           9

PART II.  OTHER INFORMATION

  Item 6.  Reports on Form 8-K ................................................          11

SIGNATURES ....................................................................          12



                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       SIGNAL INVESTMENT & MANAGEMENT CO.

                                 BALANCE SHEETS

                   (In Thousands, Except for Number of Shares)

                                                               AUGUST 31,   NOVEMBER 30,
                                                                 1998           1997
                                                                 ----           ----
                                                              (Unaudited)
ASSETS

  Current Assets:
    Cash and cash equivalents ..............................   $     222    $      55
    Available-for-sale security - at market value ..........         304         --
    Royalties receivable from Chattem, Inc. ................       2,984        1,588
                                                               ---------    ---------
         Total current assets ..............................       3,510        1,643

  Trademarks and other purchased product rights, net .......     269,161      101,426
                                                               ---------    ---------

         TOTAL ASSETS.......................................   $ 272,671    $ 103,069
                                                               ---------    ---------
                                                               ---------    ---------
LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

  Liabilities:
    Payable to Chattem, Inc. ...............................   $ 266,601    $ 102,573
    Deferred income taxes ..................................       2,628        2,628
                                                               ---------    ---------
         Total liabilities .................................     269,229      105,201
                                                               ---------    ---------
  Shareholder's equity (deficit):
    Common shares, without par value, 500 shares authorized,
     250 shares issued and outstanding .....................           2            2
    Retained earnings (deficit) ............................       3,531       (2,134)
    Unrealized holding loss on investment ..................         (91)        --
                                                               ---------    ---------
         Total shareholder's equity (deficit) ..............       3,442       (2,132)
                                                               ---------    ---------
         TOTAL LIABILITIES AND SHAREHOLDER'S
           EQUITY (DEFICIT).................................   $ 272,671    $ 103,069
                                                               ---------    ---------
                                                               ---------    ---------




                 See accompanying notes to financial statements.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                              STATEMENTS OF INCOME

                 (Unaudited and in Thousands, Except Share Data)

                                                      FOR THE THREE             FOR THE NINE
                                                   MONTHS ENDED AUGUST 31,   MONTHS ENDED AUGUST 31,
                                                      1998       1997            1998   1997
                                                      ----       ----            ----   ----
REVENUES AND GAINS:
  Royalties from Chattem, Inc. ...................   $ 2,932    $ 1,638       $ 7,222   $ 4,593
  Investment income...............................         1          3             2        26
  Gain on sale of
    trademarks and other
    product rights................................       (75)      --          10,328        --
                                                     -------    -------        ------   -------
       Total revenues and
       gains                                           2,858      1,641        17,552     4,619
                                                       -----      -----        ------     -----
EXPENSES:
  Amortization of trademarks
   and other purchased product
   rights ........................................     1,813        708         3,989     1,857
  General and administrative .....................         5          3            18        15
                                                     -------    -------        ------   -------
       Total expenses ............................     1,818        711         4,007     1,872
                                                     -------    -------        ------   -------
INCOME BEFORE
 PROVISION FOR INCOME
 TAXES ...........................................     1,040        930        13,545     2,747

PROVISION FOR INCOME
 TAXES ...........................................       380        310         4,880       930
                                                     -------    -------        ------   -------
NET INCOME .......................................   $   660    $   620       $ 8,665   $ 1,817
                                                     -------    -------        ------   -------
                                                     -------    -------        ------   -------
OUSTANDING COMMON
 SHARES ..........................................       250        250           250       250
                                                     -------    -------        ------   -------
NET INCOME PER
 COMMON SHARE ....................................   $ 2,640    $ 2,480       $34,660   $ 7,268
                                                     -------    -------        ------   -------
                                                     -------    -------        ------   -------



                 See accompanying notes to financial statements.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                            STATEMENTS OF CASH FLOWS

                          (Unaudited and in Thousands)

                                                                       FOR THE NINE MONTHS ENDED
                                                                                AUGUST 31,
                                                                       -------------------------
                                                                           1998         1997
                                                                          -------      ------
OPERATING ACTIVITIES:
  Net income ..........................................................   $  8,665     $ 1,817
  Adjustments to reconcile net income to net cash provided
   by operating activities:
      Amortization ....................................................      3,989       1,857
      Gain on sale of trademarks and other product rights .............    (10,328)       --
      Income taxes ....................................................      4,880         930
      Other ...........................................................         --           2
      Changes in operating assets and liabilities:
        Increase in royalties receivable from Chattem, Inc. ...........     (1,396)       (351)
                                                                             -----       -----
            Net cash provided by operating activities .................      5,810       4,255
                                                                             -----       -----
INVESTING ACTIVITIES -
  Purchase of available-for-sale securities ...........................       (395)       --
                                                                             -----       -----
FINANCING ACTIVITIES:
  Payments to Chattem, Inc. ...........................................     (2,248)     (3,250)
  Dividends paid to Chattem, Inc. .....................................     (3,000)     (3,750)
                                                                            ------      ------
            Net cash used in financing activities .....................     (5,248)     (7,000)
                                                                            ------      ------
CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period ..................................        167      (2,745)
  At beginning of period ..............................................         55       2,911
                                                                             -----       -----
  At end of period ....................................................   $    222     $   166
                                                                           -------     -------
                                                                           -------     -------
SUPPLEMENTAL SCHEDULE OF NON-CASH
  TRANSACTIONS - Increase (decrease) in payable to
   Chattem, Inc. in connection with:
      Gain on sale of trademarks and other product rights .............   $(10,328)    $   --
      Purchase of trademarks and other product rights .................    171,724      29,870
      Provision for income taxes ......................................      4,880         930
      Payment of certain items on behalf of the Company ...............       --             2
DIVIDENDS PER SHARE ...................................................   $     12     $    15




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

 4. The Company had no outstanding debt as of the periods presented and therefore incurred no interest expense.

 5. Certain amounts in the prior periods' financial information have been reclassified to conform to the current presentation.

 6. A summary of the changes in the payable to Chattem, Inc. for the year to date is as follows:

             Balance - November 30, 1997 ....................                $  102,573
                       Repayments ...........................                    (2,248)
                       Income tax provision .................                     4,880
                       Gain on sale of trademarks and
                        other product rights  ...............                   (10,328)
                       Purchase of trademarks and other
                        product rights ......................                   171,724
                                                                             ----------
             Balance - August 31, 1998 ......................                $  266,601
                                                                             ----------
                                                                             ----------

     The weighted average balance due Chattem, Inc. during the nine months ended August 31, 1998, was $180,737.

 7. On March 24, 1998, Chattem, Inc. and the Company acquired the BAN line of deodorant and antiperspirant products from Bristol-Myers Squibb Company for a purchase price of $167,718. The Company acquired the BAN trademarks, formulae, certain patents pertaining to antiperspirant/deodorant technology and technical information. Chattem, Inc. purchased the inventory, manufacturing equipment and packaging related assets used in the manufacture of BAN, but not the right to sell BAN in Japan.

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

     Pursuant to a Registration Rights Agreement between Chattem, Inc. and the Initial Purchaser, Chattem, Inc. filed with the Securities and Exchange Commission on May 26, 1998 a Registration Statement on Form S-4, which became effective on June 8, 1998, with respect to its Series B Notes that are identical in all material respects to the original Notes. Chattem, Inc. offered the holders of the original Notes the opportunity to exchange their Notes for a like amount of Series B Notes on or before July 23, 1998.

     Chattem's credit agreements, of which the Company is guarantor, include term loans of $27,500 and $34,800 and a working capital facility of $30,000 (the "Credit Agreements"). The working capital facility and the $27,500 term loan mature on June 26, 2002 and the $34,800 term loan matures on June 14, 2004. Chattem, Inc. may elect either the greater of the prime rate or federal funds plus 1/2% or a floating rate or Eurodollar interest rate option applicable to loans under the Credit Agreements. The floating rate and Eurodollar interest rate options are based on a base rate plus a floating rate margin that fluctuates on the basis of Chattem, Inc.'s leverage ratio. In addition to the foregoing, the Credit Agreements contain covenants, representations and other agreements by Chattem, Inc. that are customary in loan agreements and security instruments relating to financings of this type. The Company is also a guarantor of Chattem, Inc.'s 12.75% Senior Subordinated Notes due 2004. Bank loans of $49,331, 12 3/4% Senior Subordinated Notes due 2004 of $49,657 and 8 7/8% Senior Subordinated Notes due 2008 of $200,000 were outstanding at August 31, 1998.

 9. On May 12, 1998, Chattem, Inc. and the Company sold the CORNSILK oil control makeup brand to Del Laboratories, Inc. for $10,750 plus inventories and the assumption of certain liabilities. The Company sold the CORNSILK trademarks, formulae and technical information. Chattem, Inc. sold the inventory and other related assets but will continue to operate the CORNSILK business in the United Kingdom pursuant to a license agreement. Chattem, Inc. used the net proceeds from the sale to reduce bank indebtedness.

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

General

On March 24, 1998, Chattem, Inc. and the Company, acquired the BAN line of deodorant and antiperspirant products from Bristol-Myers Squibb Company for a purchase price of $167,718. The Company acquired the BAN trademarks, formulae, certain patents pertaining to antiperspirant/deodorant technology and technical information. Chattem, Inc. purchased the inventory, manufacturing equipment and packaging related assets used in the manufacture of BAN, but not the right to sell BAN in Japan.

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

On May 12, 1998, Chattem, Inc. and the Company sold the CORNSILK oil control makeup brand to Del Laboratories, Inc. for $10,750, plus inventories and the assumption of certain liabilities. The Company sold the CORNSILK trademarks, formulae and technical information for which a gain of $10,328 was recognized. Chattem, Inc. sold the inventory and other related assets but will continue to operate the CORNSILK business in the United Kingdom pursuant to a license agreement. Chattem, Inc. used the net proceeds from the sale to reduce bank indebtedness.

RESULTS OF OPERATIONS - COMPARISON OF NINE MONTHS ENDED
AUGUST 31, 1998 AND 1997


Royalty income increased $2,629, or 57.2%, in the nine months ended August 31, 1998, from the corresponding period of the prior year. Royalty income is computed on the sales of the various brands on which the Company owns trademarks. The increase was primarily due to sales of the SUNSOURCE products acquired in the third quarter of fiscal 1997, and of the BAN antiperspirant/deodorant brand purchased in the second quarter of fiscal 1998.

Investment income decreased by $24, or 92.3%, in the nine months ended August 31, 1998 from the corresponding prior year period. The decrease was primarily due to a reduced amount of income producing cash equivalents.

The gain of $10,328 on the sale of trademarks and other product rights is associated exclusively with the CORNSILK product line divestiture in the second quarter of fiscal 1998.

Amortization expense increased $2,132, or 114.8%, in the nine months ended August 31, 1998, from the corresponding period of the prior year. The increase was primarily due to the acquisitions of the trademarks and other product rights of the SUNSOURCE products in the third quarter of fiscal 1997 and of the BAN antiperspirant/deodorant brand in the second quarter of fiscal 1998.

Year 2000

The Company is a wholly-owned subsidiary of Chattem, Inc. which provides the Company with the use of all of its information technology (IT) systems. Chattem, Inc. is currently replacing its IT systems with ones that will be year 2000 compliant. See Chattem, Inc.'s discussion of its year 2000 compliance progress to date as reported in its Report on Form 10-Q for the quarter ended August 31, 1998.

                           PART II. OTHER INFORMATION


ITEM 6.  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended August 31, 1998.

                       SIGNAL INVESTMENT & MANAGEMENT CO.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SIGNAL INVESTMENT & MANAGEMENT CO.
                                            (Registrant)



Dated:    October 15, 1998                  /s/ Stephen M. Powell
        ---------------------               ----------------------
                                            Stephen M. Powell
                                            Vice-President and Treasurer
                                            (duly authorized signatory and
                                             principal accounting officer)