Form 10-K
period 1998-11-30
SIGNAL INVESTMENT & MANAGEMENT CO
filed 1999-03-01
CIK 926050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-K



                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1998
                       COMMISSION FILE NUMBER 33-80770-01




                       SIGNAL INVESTMENT & MANAGEMENT CO.
                             A DELAWARE CORPORATION
                  I.R.S. EMPLOYER IDENTIFICATION NO. 62-1290284
                          1105 NORTH MARKET, SUITE 1300
                           WILMINGTON, DELAWARE 19890
                             TELEPHONE: 302-656-3950






    THIS REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1)
    (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


    REGISTRANT HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15
    (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.



     AS OF FEBRUARY 26, 1999, 250 SHARES OF THE COMPANY'S COMMON STOCK, WITHOUT PAR VALUE, WERE OUTSTANDING.

                                     PART I


ITEM 1.  BUSINESS

GENERAL Signal Investment & Management Co. (the "Company") was incorporated in 1986. The Company is a wholly-owned subsidiary of Chattem, Inc. ("Chattem") and is included in Chattem's consolidated financial statements and tax returns. The Company was formed for the sole purpose of holding certain of Chattem's trademarks and other purchased product rights and certain investments. The Company owns or licenses substantially all of the trademarks and intangibles associated with Chattem's consumer products business and licenses Chattem's use thereof. In exchange for this license, Chattem pays to the Company a royalty on net sales of licensed products. The Company has no other active operations.

The Company is a guarantor of Chattem's $75,000,000 of 12.75% Series B Senior Subordinated Notes due 2004 and $200,000,000 of 8.875% Series B Senior Subordinated Notes due 2008, which guarantees and notes were registered under the Securities Act of 1933. During 1995 and 1998 Chattem repurchased a total of approximately $25,000,000 of the 12.75% notes.

The Company is also guarantor of Chattem's current bank credit facility which consists of term loans and a working capital revolving loan maturing at various dates from December 31, 1998 to June 14, 2004. The outstanding balances as of November 30, 1998 were $40,513,750 for the term loans and $2,000,000 for the working capital revolving loan.


TRADEMARKS
The Company's trademarks are of material importance to its business and are its most important asset. In fiscal year 1998, substantially all of Chattem's sales were from products bearing proprietary brand names, including BAN, GOLD BOND, FLEXALL, ICY HOT, PAMPRIN, GARLIQUE, PHISODERM and BULLFROG. Accordingly, the Company's future success may depend in part upon the goodwill associated with the brand names. The Company owns or licenses substantially all of the trademarks associated with Chattem's domestic consumer products business. The Company's significant domestic trademarks have been registered on the principal register of the United States Patent and Trademark Office. Federally registered trademarks have a perpetual life as long as they are renewed in a timely manner and used properly as trademarks, subject to the right of third parties to seek cancellation of the marks.

EMPLOYEES
The Company has no employees.

ITEM 2. PROPERTIES
None.

ITEM 3. LEGAL PROCEEDINGS
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not required pursuant to reduced disclosure conditions set forth in General Instruction I(1) (a) and (b) of Form 10-K.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS None.

ITEM 6. SELECTED FINANCIAL DATA
Not required pursuant to reduced disclosure conditions set forth in General Instruction I(1) (a) and (b) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FISCAL 1998 COMPARED TO FISCAL 1997

The following narrative represents management's comparative analysis of the results of the Company's operations for the fiscal year ended November 30, 1998 to the fiscal year ended November 30, 1997 pursuant to General Instruction I(1)
(a) and (b) of Form 10-K:

In exchange for the licensed use of the Company's trademarks, the Company receives royalties from Chattem of 5% of net sales of certain defined domestic consumer products. Royalty income increased by $3,710,000, or 60%, in fiscal 1998 from fiscal 1997 primarily due to a full year of sales for SUNSOURCE, which was acquired in June 1997, and eight months of sales for BAN, which was purchased in March 1998.

The Company recognized in 1998 a gain of $9,548,000 on the sale of the CORNSILK product line.

Amortization expense increased by $3,232,000, or 123%, in fiscal 1998 from fiscal 1997 primarily due to the acquisition of the SUNSOURCE and BAN trademarks in June 1997 and in March 1998, respectively.

FISCAL 1997 COMPARED TO FISCAL 1996

The following narrative represents management's comparative analysis of the results of the Company's operations for the fiscal year ended November 30, 1997 to the fiscal year ended November 30, 1996 pursuant to General Instruction I(1)
(a) and (b) of Form 10-K:

Royalty income increased by $1,137,000, or 23%, in fiscal 1997 from fiscal 1996 primarily due to the acquisition of SUNSOURCE in June 1997 and a full year of sales for GOLD BOND and HERPECIN-L, which were acquired in April 1996 and June 1996, respectively.

Interest income from the note receivable from Chattem decreased by $136,000, or 100%, in fiscal 1997 from fiscal 1996 as a result of Chattem's repayment of the note in the fourth quarter of fiscal 1996.

The Company recognized in 1996 a gain of $875,000 on the sale of two brands, SOLTICE and BLIS-TO-SOL.

The Company recognized in 1996 a gain of $323,000 on the sale of an investment.

Amortization expense increased by $848,000, or 48%, in fiscal 1997 from fiscal 1996 primarily due to the acquisition of the trademarks for SUNSOURCE in June 1997 and a full year of amortization for GOLD BOND and HERPECIN-L, which were acquired in April 1996 and June 1996, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Page 5 for the Company's index to its financial statements.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE None.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                          PAGE
                                                                                          ----
         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS . . . . . . . . . . . . . . . . . .       6

         BALANCE SHEETS AS OF NOVEMBER 30, 1998 AND 1997  . . . . . . . . . . . . . .       7

         STATEMENTS OF INCOME FOR THE THREE YEARS ENDED NOVEMBER 30, 1998 . . . . . .       8

         STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT) FOR THE THREE YEARS
          ENDED NOVEMBER 30, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . .       9

         STATEMENTS OF CASH FLOWS FOR THE THREE YEARS ENDED NOVEMBER 30, 1998 . . . .      10

         NOTES TO FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . . . . .      11




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Signal Investment & Management Co.:

We have audited the accompanying balance sheets of Signal Investment & (Management Co. (a Delaware corporation and wholly-owned subsidiary of Chattem, Inc.) as of November 30, 1998 and 1997 and the related statements of income, shareholder's equity (deficit) and cash flows for each of the three years in the period ended November 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signal Investment & Management Co. as of November 30, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended November 30, 1998 in conformity with generally accepted accounting principles.

                                                  ARTHUR ANDERSEN LLP



Chattanooga, Tennessee
January  22, 1999

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                                 BALANCE SHEETS

                           NOVEMBER 30, 1998 AND 1997

                        (In thousands, except share data)



                                     ASSETS


                                                                                      1998             1997
                                                                                      ----             ----
Current Assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .          $     11         $     55
   Available-for-sale security - at market value   . . . . . . . . . . .               415                -
   Royalties receivable from Chattem, Inc. . . . . . . . . . . . . . . .             2,669            1,588
                                                                                  --------         --------
         Total current assets. . . . . . . . . . . . . . . . . . . . . .             3,095            1,643

Trademarks and Other Purchased Product Rights, Net . . . . . . . . . . .           267,817          101,426
                                                                                  --------         --------
         TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .           $270,912         $103,069
                                                                                  --------         --------
                                                                                  --------         --------
                 LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Liabilities:
   Payable to Chattem, Inc . . . . . . . . . . . . . . . . . . . . . . .          $262,330         $102,573
   Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . .             5,741            2,628
                                                                                  --------         --------
          Total liabilities  . . . . . . . . . . . . . . . . . . . . . .           268,071          105,201
                                                                                  --------         --------
Shareholder's Equity (Deficit):
   Common shares, without par value, 500 shares authorized,
     250 shares issued and outstanding   . . . . . . . . . . . . . . . .                 2                2
   Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . .             2,819           (2,134)
   Unrealized gain on investment . . . . . . . . . . . . . . . . . . . .                20                -
                                                                                  --------         --------
           Total shareholder's equity (deficit)  . . . . . . . . . . . .             2,841           (2,132)
                                                                                  --------         --------
           TOTAL LIABILITIES AND SHAREHOLDER'S
                EQUITY (DEFICIT)  . . . . . . . . . .. . . . . . . . . .          $270,912         $103,069
                                                                                  --------         --------
                                                                                  --------         --------



   The accompanying notes are an integral part of these financial statements.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                              STATEMENTS OF INCOME

                   FOR THE THREE YEARS ENDED NOVEMBER 30, 1998

                 (In thousands, except share and per share data)



                                                                           1998             1997            1996
                                                                           ----             ----            ----
REVENUES AND GAINS:
     Royalties from Chattem, Inc.  . . . . . . . . . . . . .          $   9,891       $   6,181        $    5,044
     Investment income:
          Interest   . . . . . . . . . . . . . . . . . . . .                  3              31                33
          Interest from Chattem, Inc. note receivable  . . .                 --              --               136
     Gain on sale of investment. . . . . . . . . . . . . . .                 --              --               323
     Gain on sale of trademarks and other product rights . .              9,548              --               875
                                                                      ---------       ---------        ----------
               Total revenues and gains  . . . . . . . . . .             19,442           6,212             6,411
                                                                      ---------       ---------        ----------

EXPENSES:
     Amortization of trademarks and other purchased
        product rights . . . . . . . . . . . . . . . . . . .              5,859           2,627             1,779
     Other . . . . . . . . . . . . . . . . . . . . . . . . .                 18              27                18
                                                                      ---------       ---------        ----------
                Total expenses   . . . . . . . . . . . . . .              5,877           2,654             1,797
                                                                      ---------       ---------        ----------
INCOME BEFORE PROVISION FOR INCOME
    TAXES. . . . . . . . . . . . . . . . . . . . . . . . . .             13,565           3,558             4,614

PROVISION FOR INCOME TAXES . . . . . . . . . . . . . . . . .              4,612           1,205             1,575
                                                                      ---------       ---------        ----------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . .          $   8,953       $   2,353        $    3,039
                                                                      ---------       ---------        ----------
                                                                      ---------       ---------        ----------
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING   . . . . . . . . . . . . . . . . . .                250             250               250
                                                                      ---------       ---------        ----------
                                                                      ---------       ---------        ----------
NET INCOME PER COMMON SHARE . . . . . . . . . .                       $  35,812       $   9,412        $   12,156
                                                                      ---------       ---------        ----------
                                                                      ---------       ---------        ----------



   The accompanying notes are an integral part of these financial statements.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                  STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)

                   FOR THE THREE YEARS ENDED NOVEMBER 30, 1998

                      (In thousands, except per share data)





                                                              Retained    Unrealized
                                                  Common      Earnings       Gain on
                                                  Shares      (Deficit)   Investment       Total
                                                 -------      ---------   ----------     -------
BALANCE, NOVEMBER 30, 1995                       $     2      $ 3,827      $    --       $ 3,829
     Net income  . . . . . . . . . . .                --        3,039           --         3,039
     Dividends   . . . . . . . . . . .                --       (5,853)          --        (5,853)
                                                 -------      ---------   ----------     -------
BALANCE, NOVEMBER 30, 1996                             2        1,013           --         1,015
     Net income  . . . . . . . . . . .                --        2,353           --         2,353
     Dividends . . . . . . . . . . . .                --       (5,500)          --        (5,500)
                                                 -------      ---------   ----------     -------
BALANCE, NOVEMBER 30, 1997                             2       (2,134)          --        (2,132)
     Net income  . . . . . . . . . . .                --        8,953           --         8,953
     Dividends . . . . . . . . . . . .                --       (4,000)          --        (4,000)
     Unrealized gain on
        investment . . . . . . . . . .                --           --           20            20
                                                 -------      ---------   ----------     -------
BALANCE, NOVEMBER 30, 1998                       $     2      $ 2,819      $    20       $ 2,841
                                                 -------      ---------   ----------     -------
                                                 -------      ---------   ----------     -------








   The accompanying notes are an integral part of these financial statements.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                            STATEMENTS OF CASH FLOWS

                   FOR THE THREE YEARS ENDED NOVEMBER 30, 1998

                                (IN THOUSANDS)


                                                                          1998                1997            1996
                                                                 -------------        ------------   -------------
OPERATING ACTIVITIES:
     Net income. . . . . . . . . . . . . . . . . . . . . . . .   $       8,953        $      2,353   $       3,039
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Amortization . . . . . . . . . . . . . . . . . . . . .           5,859               2,627           1,779
        Income tax provision  . . . . . . . . . . . . . . . .            4,612               1,205           1,575
        Gain on sale of investment . . . . . . . . . . . . . .              --                  --            (323)
        Gain on sale of trademarks and  other product rights .          (9,548)                 --            (875)
        Other . . . . . . . . . . . . . . . . . . . . . . . .               --                  10              35
        Changes in operating assets and liabilities:
           Increase in royalties receivable from Chattem, Inc.          (1,081)               (301)           (266)
           Decrease in interest receivable from Chattem, Inc.               --                  --             121
                                                                 -------------        ------------   -------------
                   Net cash provided by operating activities             8,795               5,894           5,085
                                                                 -------------        ------------   -------------
INVESTING ACTIVITIES:
     Payment of note receivable from Chattem, Inc. . . . . . .              --                  --           2,500
     Proceeds from sale of investment. . . . . . . . . . . . .              --                  --             323
     Purchase of investment  . . . . . . . . . . . . . . . . .            (395)                 --              --
                                                                 -------------        ------------   -------------
                  Net cash provided by (used in) investing
                     activities  . . . . . . . . . . . . . . .            (395)                 --          2,823
                                                                 -------------        ------------   -------------

FINANCING ACTIVITIES:
     Receipts from (payments to) Chattem, Inc. . . . . . . . .          (4,444)             (3,250)             5
     Dividends paid to Chattem, Inc. . . . . . . . . . . . . .          (4,000)             (5,500)        (5,853)
                                                                 -------------        ------------   -------------
                  Net cash used in financing activities  . . .          (8,444)             (8,750)        (5,848)
                                                                 -------------        ------------   -------------
CASH AND CASH EQUIVALENTS:
      Increase (decrease) for the year . . . . . . . . . . . .             (44)             (2,856)         2,060
      At beginning of year . . . . . . . . . . . . . . . . . .              55               2,911            851
                                                                 -------------        ------------   -------------
      At end of year . . . . . . . . . . . . . . . . . . . . .   $          11        $         55   $      2,911
                                                                 -------------        ------------   -------------
                                                                 -------------        ------------   -------------
SUPPLEMENTAL SCHEDULE OF NON-CASH
TRANSACTIONS :
INCREASE (DECREASE) IN PAYABLE TO CHATTEM, INC. IN CONNECTION
WITH-
      Gain on sale of trademarks and other product rights . .    $      (9,548)       $         --   $       (875)
      Purchase of trademarks and other product rights . . . .          172,250              29,967         45,810
      Provision for income taxes  . . . . . . . . . . . . . .            1,499                 133            893
      Payment of certain items on behalf of the Company . . .               --                  10             35

DIVIDENDS PER SHARE                                              $          16        $         22   $         23



   The accompanying notes are an integral part of these financial statements.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                          NOTES TO FINANCIAL STATEMENTS

                     (All monetary amounts are expressed in
                 thousands of dollars unless contrarily evident)




1.  GENERAL

    Signal Investment & Management Co. is a wholly-owned subsidiary of Chattem, Inc. and is included in Chattem's consolidated financial statements and tax returns. The Company was formed for the sole purpose of holding certain of Chattem's trademarks and other purchased product rights and certain investments. The Company owns or licenses substantially all of the trademarks and intangibles associated with Chattem's domestic consumer products business and licenses Chattem's use thereof. Signal has no other active operations.

    The Company is a guarantor of Chattem's $75,000 of 12.75% Senior Subordinated Notes due 2004 and $200,000 of 8.875% Series B Senior Subordinated Notes due 2008, which guarantees and notes were registered under the Securities Act of 1933. During 1995 and 1998 Chattem repurchased a total of approximately $25,000 of the 12.75% Notes.

    The Company is also guarantor of Chattem's current bank credit facility which consists of term loans and a working capital revolving loan maturing at various dates from December 31, 1998 to June 14, 2004. The outstanding balances as of November 30, 1998 were $40,514 for the term loans and $2,000 for the working capital revolving loan.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    TRADEMARKS AND OTHER PURCHASED PRODUCT RIGHTS

    The costs of acquired trademarks and other purchased product rights are capitalized and amortized over periods ranging from 20 to 40 years. Total accumulated amortization of these assets at November 30, 1998 and 1997 was $13,545 and $7,687, respectively. Amortization expense for 1998, 1997 and 1996 was $5,859, $2,627 and $1,779, respectively.

    INVESTMENTS

    In fiscal 1998, the Company purchased $395 of available-for-sale equity securities, which were sold in December 1998.

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

    CASH AND CASH EQUIVALENTS

    The Company considers all short-term deposits and investments with original maturities of three months or less to be cash equivalents.

3.  INCOME TAXES

    The provision for income taxes includes the following components for the years ended November 30:


                                             1998        1997       1996
                                             ----        ----       ----
                 Current . . . .           $ 1,499     $  133      $  893
                 Deferred  . . .             3,113      1,072         682
                                           -------     ------      ------
                                           $ 4,612     $1,205      $1,575
                                           -------     ------      ------
                                           -------     ------      ------



    The temporary difference which gives rise to the deferred tax liability at November 30, 1998, 1997 and 1996, respectively, consists primarily of the differences between carrying values of trademarks and other purchased product rights for income tax and financial statement reporting purposes.

    The difference between the provision for income taxes and the amount computed by multiplying income before income taxes by the U.S. statutory rate is summarized as follows for the years ended November 30:


                                          1998       1997       1996
                                          ----       ----       ----
    Expected tax provision ..........  $ 4,612     $ 1,210    $ 1,584
    Nontaxable interest income ......       --          (5)        (9)
                                       -------     -------    -------
                                       $ 4,612     $ 1,205    $ 1,575
                                       -------     -------    -------
                                       -------     -------    -------




4.  ACQUISITION AND SALE OF TRADEMARKS

    On March 24, 1998, Chattem and the Company acquired the BAN line of antiperspirant and deodorant products from Bristol-Myers Squibb Company for a purchase price of approximately $165,000, plus assumed liabilities. The Company acquired the BAN trademarks, formulae, certain patents pertaining to antiperspirant/deodorant technology and technical information. Chattem purchased the inventory, manufacturing equipment and packaging related assets used in the manufacture of BAN, but not the right to sell BAN in Japan.

    On May 12, 1998, Chattem and the Company sold the CORNSILK oil control makeup brand for $10,750, plus inventories and the assumption of certain liabilities. The Company sold the CORNSILK trademarks, formulae and technical information for which a gain of $9,548 was recognized. Chattem sold the inventory and other related assets but will continue to operate the CORNSILK business in the United Kingdom pursuant to a license agreement. Chattem used the net proceeds from the sale to reduce bank indebtedness.

    On June 26, 1997 the Company purchased the rights for the SUNSOURCE line of dietary supplements and homeopathic medicines, and subsequently licensed the use of the trademark to Chattem. The purchase price of the trademark was $26,650 which was financed with borrowings from Chattem. Additional payments may be earned by SUNSOURCE over a six year period from the date of closing if sales exceed certain levels as defined in the purchase agreement. In 1998 Chattem paid the former owners of SUNSOURCE $2,500 and forgave $5,625 of amounts due Chattem, in exchange for a 50% reduction in any future additional payments under the purchase agreement. This total of $8,125 was added to the cost of the SUNSOURCE trademark and will be amortized over its remaining life. Under the amended agreement, future additional payments may not exceed $7,875 in the aggregate.

5.  RELATED PARTY TRANSACTIONS

    In exchange for the licensed use of the Company's trademarks, the Company receives royalties from Chattem of 5% of net sales of certain defined domestic consumer products.

    Payable to Chattem represents net advances received from Chattem used to fund the acquisitions of trademarks as discussed in Note 4. Such advances are noninterest bearing and are not expected to be paid prior to November 30, 1999.

    Certain general and administrative expenses of the Company are occasionally paid by Chattem on behalf of the Company. Such amounts are not significant.

    A summary analysis of the activity between the Company and Chattem for the two years ended November 30, 1998 is as follows:


            Balance-  November 30, 1996  . . . . . . . . . . . . . . . . . . .        $  75,713
                      Repayments . . . . . . . . . . . . . . . . . . . . . . .           (3,250)
                      Income tax provision . . . . . . . . . . . . . . . . . .              133
                      Expenses paid by Chattem . . . . . . . . . . . . . . . .               10
                      Purchase of trademarks and other product rights  . . . .           29,967
                                                                                       ---------
            Balance-  November 30, 1997  . . . . . . . . . . . . . . . . . . .          102,573
                      Repayments . . . . . . . . . . . . . . . . . . . . . . .           (4,444)
                      Income tax provision . . . . . . . . . . . . . . . . . .            1,499
                      Purchase of trademarks and other product rights  . . . .          172,250
                      Gain on sale of trademarks and other product rights  . .           (9,548)
                                                                                       ---------
            Balance-  November 30, 1998 . . . . . . . . . . . . . . . . . . .         $ 262,330
                                                                                       ---------
                                                                                       ---------



    The weighted average balance due Chattem during the year ended November 30, 1998 was $ 197,055.

6.  YEAR 2000

    The Company is a wholly-owned subsidiary of Chattem which provides the Company with the use of all of its information technology (IT) systems. Chattem is currently in the process of replacing most of its current information technology systems which are approximately 20 years old; consequently, the new IT system will be year 2000 compliant. As a result, the year 2000 compliance requirements are considered only a portion of the Chattem's systems replacement effort. This replacement is expected to be completed on or before December 1, 1999 at a total cost of $1,500 to $2,000. Such costs are being capitalized as incurred.

    Chattem is also reviewing the possible impact of the year 2000 problem on its customers and suppliers and has requested and received from a majority of its principal customers and suppliers written statements regarding their knowledge of and plans for meeting the year 2000 compliance requirements.

    Chattem's business could be adversely affected should Chattem or other entities with whom Chattem does business be unsuccessful in completing critical modifications in a timely manner.


7.  SUBSEQUENT EVENT

    On December 21, 1998 the Company and Chattem acquired the DEXATRIM, SPORTSCREME, ASPERCREME, CAPZASIN-P, CAPZASIN-HP and ARTHRITIS HOT brands from Thompson Medical Company, Inc. ("Thompson") for $95,000. The purchase price consisted of $90,000 cash and 125,500 shares of Chattem's common stock. The cash portion of the purchase price was financed with a new senior credit facility. The Company is the guarantor of the new $165,000 credit facility, which consists of a $115,000 term loan and a $50,000 working capital revolving loan of which $21,500 was initially outstanding. The proceeds of the new credit facility were used to fund the Thompson acquisition and related fees and expenses and refinance existing bank indebtedness for which the Company was guarantor.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Not required pursuant to reduced disclosure conditions set forth in General Instruction I(1) (a) and (b) of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION
Not required pursuant to reduced disclosure conditions set forth in General Instruction I(1) (a) and (b) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Not required pursuant to reduced disclosure conditions set forth in General Instruction I(1) (a) and (b) of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Not required pursuant to reduced disclosure conditions set forth in General Instruction I(1) (a) and (b) of Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS AND REPORT ON FORM 8-K
(a) 2. The following documents are filed or incorporated by reference as exhibits to this report:


    EXHIBIT NUMBER            DESCRIPTION OF EXHIBIT            REFERENCE
    --------------            ----------------------            ---------
          3           Certificate of Incorporation                 (5)

                      By-Laws                                      (5)

          4           Form of Indenture dated August 3,
                      1994 between Chattem, Inc., Signal
                      Investment & Management Co., as
                      guarantor, and SouthTrust Bank, of
                      Alabama, N.A. relating to the
                      12.75% Senior Subordinated Notes
                      due 2004.                                    (1)

                      Form of Indenture dated March 24,
                      1998 between Chattem, Inc. and
                      Southtrust Bank of Alabama, N.A.
                      relating to the 8.875% Senior
                      Subordinated Notes due 2008.                 (9)

          10          Asset Purchase and Sale Agreement
                      dated June 17, 1994 between
                      Sterling Winthrop Inc. and Signal
                      Investment & Management Co. for
                      the PHISODERM business.                      (2)

                      Asset Purchase Agreement dated
                      April 10, 1996 between Martin
                      Himmel Inc., seller, and Chattem,
                      Inc., and Signal Investment &
                      Management Co., as purchasers,
                      for the GOLD BOND business.                  (3)






    EXHIBIT NUMBER            DESCRIPTION OF EXHIBIT            REFERENCE
    --------------            ----------------------            ---------
          10          Credit Agreement dated April 29,
                      1996 (Secondary Working Capital
                      Facility) among Chattem, Inc., as
                      borrower, Signal Investment &
                      Management Co., as guarantor,
                      Nationsbank, N.A., as agent, and
                      the Lenders named therein.                   (4)

                      Asset Purchase Agreement dated
                      June 6, 1996 between Campbell
                      Laboratories, Inc., seller, and
                      Chattem, Inc. and Signal Investment
                      & Management Co., purchasers, for
                      the HERPECIN-L business.                     (4)

                      Amendment to the Credit Agreement
                      (HERPECIN-L Acquisition) dated
                      June 6, 1996 among Chattem, Inc.,
                      as borrower, Signal Investment &
                      Management Co., as guarantor,
                      NationsBank, N.A., as agent, and
                      the Lenders named therein.                   (4)

                      Asset Purchase and Sale Agreement
                      dated May 23, 1997 by and among
                      Chattem, Inc., Signal Investment &
                      Management Co. and Sunsource
                      International, Inc. and Mindbody,
                      Inc. (without schedules and exhibits)
                      for the SUNSOURCE business.                  (6)

                      Amended and Restated Credit Agree-
                      ment dated June 26, 1997 by and
                      among Chattem, Inc., Signal
                      Investment & Management Co. and
                      the Lenders named therein                    (6)

                      Amended and Restated Credit Agree-
                      ment (Supplemental Credit Agree-
                      ment) dated June 26, 1997 by and
                      among Chattem, Inc., Signal Invest-
                      ment & Management Co. and the
                      Lenders named therein                        (6)

                      First Amended and Restated Master
                      Trademark License Agreement be-
                      tween Signal Investment & Manage-
                      ment Co. and Chattem, Inc.,
                      effective June 30, 1992                      (6)



    EXHIBIT NUMBER            DESCRIPTION OF EXHIBIT            REFERENCE
    --------------            ----------------------            ---------
          10          Asset Purchase Agreement dated
                      February 22, 1998 by and among
                      Bristol-Myers Squibb Company,
                      Chattem, Inc. and Signal Invest-
                      ment & Management Co. for the
                      BAN business.                                (7)

                      Asset Purchase and Sale Agreement
                      dated May 12, 1998 by and among
                      Chattem, Inc., Signal Investment
                      & Management Co. and Del
                      Laboratories, Inc. for the sale of
                      the CORNSILK business.                       (8)

                      Purchase and Sale Agreement dated
                      November 16, 1998 by and among
                      Thompson Medical Company, Inc.,
                      Chattem, Inc. and Signal Investment
                      & Management Co. for certain products       (10)

                      Amended and Restated Credit Agree-
                      ment (New Credit Agreement) dated
                      December 21, 1998 among
                      Chattem, Inc., its domestic sub-
                      sidiaries, identified Lenders and
                      NationsBank, N.A., as agent.                (10)

                      Amended and Restated Credit Agreement
                      (Supplemental Credit Agreement) dated
                      December 21, 1998 among Chattem, Inc., its
                      domestic subsidiaries, identified Lenders
                      and NationsBank, N.A., as agent.            (10)

               24     Consent of Independent Public
                      Accountants                                 (11)





REFERENCES:

     Previously filed as an exhibit to and incorporated by reference from:
         (1) Form S-2 Registration Statement (No.33-80770) of Chattem, Inc.
         (2) Form 10-K for Chattem, Inc. for the year ended November 30, 1994.
         (3) Form 8-K for Chattem, Inc. dated April 29, 1996.
         (4) Form 10-K for Chattem, Inc. for the year ended November 30, 1996.
         (5) Form 10-K for Signal Investment & Management Co. for the year ended November 30, 1996.
         (6) Form 8-K for Chattem, Inc. dated June 26, 1997.
         (7) Form 8-K for Chattem, Inc. dated March 24, 1998.
         (8) Form 8-K for Chattem, Inc. dated May 12, 1998.
         (9) Form S-4 Registration Statement (No. 333-53627) effective June 4, 1998 of Chattem, Inc.
        (10) Form 8-K for Chattem, Inc. dated December 21, 1998.
        (11) Form 10-K for Signal Investment & Management Co. for year ended November 30, 1998

(b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended November 30, 1998.

                       SIGNAL INVESTMENT & MANAGEMENT CO.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SIGNAL INVESTMENT & MANAGEMENT CO.
                                                          (Registrant)

Dated: FEBRUARY 21, 1999            /S/ A. ALEXANDER TAYLOR II
       -----------------            --------------------------
                                    A. Alexander Taylor II
                                    President
                                    (principal executive officer)

                                    /S/ STEPHEN M. POWELL
                                    --------------------------
                                    Stephen M. Powell
                                    Vice-President and Treasurer
                                    (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Dated:     FEBRUARY 21, 1999        /S/ A. ALEXANDER TAYLOR II
           -----------------        --------------------------
                                    A. Alexander Taylor II,
                                    President and Director
                                    (principal executive officer)

Dated:     FEBRUARY 21, 1999        /S/ STEPHEN M. POWELL
           -----------------        ---------------------
                                    Vice President, Treasurer and Director
                                    (principal financial officer)

Dated:     FEBRUARY 21, 1999        /S/ MARGARET PULGINI
                                    --------------------
                                    Margaret Pulgini
                                    Assistant Vice President and Director

Dated:     FEBRUARY 21, 1999        /S/ HUGH F. SHARBER
           -----------------        -------------------
                                    Hugh F. Sharber
                                    Secretary and Director

                      SIGNAL INVESTMENT AND MANAGEMENT CO.
                                  EXHIBIT INDEX


EXHIBIT
NUMBER                DESCRIPTION OF EXHIBIT
-------               ----------------------
   24                 Consent of Independent Public Accountants

   27                 Financial Data Schedule
