Form 10-Q
period 1999-02-28
SIGNAL INVESTMENT & MANAGEMENT CO
filed 1999-04-14
CIK 926050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q




                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1999
                       COMMISSION FILE NUMBER 33-80770-01




                       SIGNAL INVESTMENT & MANAGEMENT CO.
                             A DELAWARE CORPORATION
                  I.R.S. EMPLOYER IDENTIFICATION NO. 62-1290284
                      1105 NORTH MARKET STREET, SUITE 1300
                           WILMINGTON, DELAWARE 19890
                             TELEPHONE: 302-656-3950







THIS REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

REGISTRANT HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

AS OF APRIL 10, 1999, 250 SHARES OF THE COMPANY'S COMMON STOCK, WITHOUT PAR VALUE, WERE OUTSTANDING.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                                      INDEX


                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Balance Sheets as of February 28, 1999
      and November 30, 1998 .............................................   3

    Statements of Income for the Three Months
      Ended February 28, 1999 and 1998 ..................................   4

    Statements of Cash Flows for the Three Months Ended
      February 28, 1999 and 1998 ........................................   5

    Notes to Financial Statements .......................................   6

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations ...........................................   8

PART II.  OTHER INFORMATION

  Item 6.  Reports on Form 8-K ..........................................   9

SIGNATURES ..............................................................  10


                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       SIGNAL INVESTMENT & MANAGEMENT CO.

                                 BALANCE SHEETS
                   (In thousands, except for number of shares)


                                                             FEBRUARY 28,    NOVEMBER 30,
                                                                1999             1998
                                                             ------------    ------------
                                                             (Unaudited)
                                 ASSETS
Current Assets:
  Cash and cash equivalents ................................   $     16        $     11
  Available-for-sale security--at market value .............         --             415
  Royalties receivable from Chattem, Inc. ..................      2,952           2,669
                                                               --------        --------
       Total current assets ................................      2,968           3,095

Trademarks and Other Purchased Product Rights, Net .........    356,867         267,817
                                                               --------        --------

           TOTAL ASSETS ....................................   $359,835        $270,912
                                                               --------        --------
                                                               --------        --------

                  LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
  Payable to Chattem, Inc. .................................   $351,792        $262,330
  Deferred income taxes ....................................      5,741           5,741
  Other ....................................................         --              20
                                                               --------        --------
        Total liabilities ..................................    357,533         268,091
                                                               --------        --------

Stockholder's Equity:
    Common shares, without par value, 500 shares
      authorized, 250 shares issued and outstanding ........          2               2
    Retained earnings ......................................      2,300           2,819
                                                               --------        --------
        Total stockholder's equity .........................      2,302           2,821
                                                               --------        --------

           TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ......   $359,835        $270,912
                                                               --------        --------
                                                               --------        --------


   The accompanying notes are an integral part of these financial statements.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                              STATEMENTS OF INCOME
                 (Unaudited and in thousands, except share data)


                                               FOR THE THREE MONTHS ENDED
                                                      FEBRUARY 28,
                                               --------------------------
                                                    1999        1998
                                                   ------      ------
REVENUES:
  Royalties from Chattem, Inc. ..............      $2,961      $1,559
  Investment income .........................           1          --
                                                   ------      ------
       Total revenues .......................       2,962       1,559
                                                   ------      ------

EXPENSES AND LOSSES:
  Amortization of trademarks and other
    purchased product rights ................       2,225         770
  General and administrative ................          --           2
  Loss on sale of investment ................           8          --
                                                   ------      ------
       Total expenses and losses ............       2,233         772
                                                   ------      ------

INCOME BEFORE PROVISION FOR INCOME TAXES ....         729         787

PROVISION FOR INCOME TAXES ..................         248         280
                                                   ------      ------

NET INCOME ..................................      $  481      $  507
                                                   ------      ------
                                                   ------      ------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES ....         250         250
                                                   ------      ------
                                                   ------      ------

NET INCOME PER COMMON SHARE .................      $1,924      $2,028
                                                   ------      ------
                                                   ------      ------




   The accompanying notes are an integral part of these financial statements.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                            STATEMENTS OF CASH FLOWS
                          (Unaudited and in thousands)

                                                               FOR THE THREE MONTHS ENDED
                                                                      FEBRUARY 28,
                                                               --------------------------
                                                                   1999          1998
                                                                   ----          ----
OPERATING ACTIVITIES:
  Net income .............................................      $    481    $    507
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization .......................................         2,225         770
      Income tax provision ...............................           248         280
      Loss on sale of investment .........................             8          --
      Changes in operating assets and liabilities:
        (Increase) decrease in royalties receivable
          from Chattem, Inc. .............................          (283)         30
                                                                --------    --------
            Net cash provided by operating activities ....         2,679       1,587
                                                                --------    --------

INVESTING ACTIVITIES:
   Proceeds from sale of investment ......................           386          --
                                                                --------    --------
            Net cash provided by investing activities ....           386          --
                                                                --------    --------

FINANCING ACTIVITIES:
   Payments to Chattem, Inc. .............................        (2,060)       (600)
   Dividends paid to Chattem, Inc. .......................        (1,000)     (1,000)
                                                                --------    --------
            Net cash used in financing activities ........        (3,060)     (1,600)
                                                                --------    --------

CASH AND CASH EQUIVALENTS:
   Increase (decrease) for the period ....................             5         (13)
   At beginning of period ................................            11          55
                                                                --------    --------
   At end of period ......................................      $     16    $     42
                                                                --------    --------
                                                                --------    --------

SUPPLEMENTAL SCHEDULE OF NON-CASH
  TRANSACTIONS:
  INCREASE IN PAYABLE TO CHATTEM, INC. IN
  CONNECTION WITH--
   Purchase of trademarks and other product rights .......      $ 91,275    $     --
   Provision for income taxes ............................      $    248    $    280

DIVIDENDS PER SHARE ......................................      $      4    $      4


   The accompanying notes are an integral part of these financial statements.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1. The Company is a wholly-owned subsidiary of Chattem, Inc. ("Chattem") and is included in Chattem's consolidated financial statements and tax returns.

2. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's Form 10-K for the year ended November 30, 1998 and with the audited consolidated financial statements and related notes thereto included in Chattem's Annual Report to Shareholders for the year ended November 30, 1998. The accompanying unaudited financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

3. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the respective full years.

4. The Company had no outstanding debt as of the periods presented and therefore incurred no interest expense.

5. A summary analysis of the activity between the Company and Chattem is as follows:


        Payable balance--November 30, 1998 .................   $ 262,330,000
                       Repayments ..........................      (2,060,000)
                       Income tax provision, etc ...........         247,000
                       Purchase of trademarks and other
                         product rights ....................      91,275,000
                                                               -------------
        Payable balance--February 28, 1999 .................   $ 351,792,000
                                                               -------------
                                                               -------------

        The weighted average balance due Chattem during the three months ended February 28, 1999, was $307,861,000.

6. The Company is a wholly-owned subsidiary of Chattem which provides the Company with the use of all of its information technology ("IT") systems. Chattem is currently in the process of replacing most of its current IT systems which are approximately 20 years old; consequently, the new IT system will be year 2000 compliant. As a result, the year 2000 compliance requirements are considered only a portion of Chattem's systems replacement effort. This replacement is expected to be completed on or before December 1, 1999 at a total cost to Chattem of approximately $2,000,000. Such costs are being capitalized as incurred.

     Chattem is also reviewing the possible impact of the year 2000 problem on its customers and suppliers and has requested and received from a majority of its principal customers and suppliers written statements regarding their knowledge of and plans for meeting the year 2000 compliance requirements.

     The Company's business could be adversely affected should Chattem or other entities with whom Chattem does business be unsuccessful in completing critical modifications in a timely manner.

7. On December 21, 1998 the Company and Chattem acquired the DEXATRIM, SPORTSCREME, ASPERCREME, CAPZASIN-P, CAPZASIN-HP and ARTHRITIS HOT brands from Thompson Medical Company, Inc. ("Thompson") for $95,000,000. The purchase price consisted of $90,000,000 cash and 125,500 shares of Chattem's common stock. The cash portion of the purchase price was financed with a new senior credit facility (the "Credit Facilities"). The Company is the guarantor of the new $165,000,000 credit facility, which consists of a $115,000,000 term loan and a $50,000,000 working capital revolving loan of which $17,500,000 was outstanding at February 28, 1999. The proceeds of the new facility were used to fund the Thompson acquisition and related fees and expenses and refinance existing bank indebtedness for which the Company was guarantor.

8. The Credit Facilities were provided by a syndicate of commercial banks, led by Bank of America as agent. The Credit Facilities include a $50,000,000 revolving credit facility and a $115,000,000 term loan. The Credit Facilities were used to refinance existing senior debt, to finance the acquisition of the Thompson products and related fees and expenses and to finance working capital and other general corporate needs. The $50,000,000 revolving credit facility matures on the earlier of (i) December 21, 2003 and (ii) the date on which the term loan is repaid in full. The $115,000,000 term loan matures on December 21, 2003. The Credit Facilities contain covenants, representations, warranties and other agreements by Chattem that are customary in loan agreements and securities instruments relating to financing of this type.

     Chattem may elect either the greater of (i) the prime rate or federal funds rate plus .5% or (ii) a floating rate or Eurodollar interest rate option applicable to the term and revolving line loans under the Credit Facilities. The prime rate and Eurodollar interest rate options are based on a base rate plus a rate margin that fluctuates on the basis of Chattem's senior leverage ratio.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 1999 AND 1998

On December 21, 1998 the Company and Chattem acquired the DEXATRIM, SPORTSCREME, ASPERCREME, CAPZASIN-P, CAPZASIN-HP and ARTHRITIS HOT brands from Thompson Medical Company, Inc. for $95,000,000. The purchase price consisted of $90,000,000 cash and 125,500 shares of Chattem's common stock. The cash portion of the purchase price was financed with a new senior credit facility. The Company is the guarantor of the new $165,000,000 credit facility, which consists of a $115,000,000 term loan and a $50,000,000 working capital revolving loan of which $17,500,000 was outstanding at February 28, 1999. The proceeds of the new facility were used to fund the Thompson acquisition and related fees and expenses and refinance existing bank indebtedness for which the Company was guarantor.

The following narrative represents management's comparative analysis of the material changes in the year-to-date results of operations of the Company pursuant to General Instruction H(2)(a) of Form 10-Q:

Royalty income increased $1,402,000, or 89.9%, for the three months ended February 28, 1999, from the corresponding period of the prior year. The increase was primarily due to the acquisition of the BAN brand and the Thompson products in March and December 1998, respectively.

Amortization expense increased $1,455,000, or 189.0%, for the three months ended February 28, 1999, from the corresponding period of the prior year. The increase was largely due to the purchase of the BAN and Thompson products' trademarks in March and December 1998, respectively.

                           PART II. OTHER INFORMATION


ITEM 6.  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended February 28, 1999.

                       SIGNAL INVESTMENT & MANAGEMENT CO.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SIGNAL INVESTMENT & MANAGEMENT CO.
                                                 (Registrant)


Dated:  APRIL 14, 1999                  /s/ A. ALEXANDER TAYLOR II
        --------------                  --------------------------
                                        A. Alexander Taylor II
                                        President and Director
                                        (principal executive officer)




                                        /s/ STEPHEN M. POWELL
                                        --------------------------
                                        Stephen M. Powell
                                        Vice-President, Treasurer and Director
                                        (principal accounting officer)