Form 10-Q
period 1999-05-31
SIGNAL INVESTMENT & MANAGEMENT CO
filed 1999-07-15
CIK 926050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 1999
                       COMMISSION FILE NUMBER 33-80770-01


                       SIGNAL INVESTMENT & MANAGEMENT CO.
                             A DELAWARE CORPORATION
                  I.R.S. EMPLOYER IDENTIFICATION NO. 62-1290284
                      1105 NORTH MARKET STREET, SUITE 1300
                           WILMINGTON, DELAWARE 19890
                             TELEPHONE: 302-656-3950


THIS REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

REGISTRANT HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

AS OF JULY 14, 1999, 250 SHARES OF THE COMPANY'S COMMON STOCK, WITHOUT PAR VALUE, WERE OUTSTANDING.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                                      INDEX




                                                                                  PAGE NO.


PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

  Balance Sheets as of May 31, 1999
   and November 30, 1998 ........................................................      3

  Statements of Income for the Three and Six Months
   Ended May 31, 1999 and 1998 ...................................................     4

  Statements of Cash Flows for the Six Months Ended
   May 31, 1999 and 1998 .........................................................     5

  Notes to Financial Statements .................................................      6

 Item 2.  Management's Discussion and Analysis of Financial Condition
 and Results of Operations .....................................................       8

PART II.  OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K .....................................       9

SIGNATURES .....................................................................      10

EXHIBIT 27--Financial Data Schedule


                          PART 1. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                       SIGNAL INVESTMENT & MANAGEMENT CO.

                                 BALANCE SHEETS
                   (In thousands, except for number of shares)


                                                                                 May 31,  November 30,
                                                                                   1999       1998
                                                                                 --------   --------
                                 ASSETS                                        (Unaudited)

Current Assets:
  Cash and cash equivalents ...................................................  $     19   $     11
  Available-for-sale security--at market value ................................        --        415
  Royalties receivable from Chattem, Inc. .....................................     3,840      2,669
                                                                                 --------   --------
      Total current assets ....................................................     3,859      3,095

Trademarks and Other Purchased Product Rights, Net ............................   354,448    267,817
                                                                                 --------   --------

            TOTAL ASSETS ......................................................  $358,307   $270,912
                                                                                 --------   --------
                                                                                 --------   --------

                  LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
  Payable to Chattem, Inc. ....................................................  $350,325   $262,330
  Deferred income taxes .......................................................     5,741      5,741
  Other .......................................................................        --         20
                                                                                 --------   --------
      Total liabilities .......................................................   356,066    268,091
                                                                                 --------   --------


Stockholder's Equity:
  Common shares, without par value, 500 shares authorized,
      250 shares issued and outstanding .......................................         2          2
  Retained earnings ...........................................................     2,239      2,819
                                                                                 --------   --------
      Total stockholder's equity ..............................................     2,241      2,821
                                                                                 --------   --------

            TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ........................  $358,307   $270,912
                                                                                 --------   --------
                                                                                 --------   --------


   The accompanying notes are an integral part of these financial statements.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                              STATEMENTS OF INCOME
                 (Unaudited and in thousands, except share data)


                                                For the Three                        For the Six
                                             Months Ended May 31,                Months Ended May 31,
                                        ------------------------------       ----------------------------
                                               1999               1998             1999              1998
                                        -----------        -----------       ----------       -----------
REVENUES AND GAINS:
  Royalties from Chattem, Inc. ..      $      3,841       $      2,692      $     6,802       $     4,251
  Investment income .............                --                  1                1                 1
  Gain on sale of trademarks
   and other product rights .....                --             10,442               --            10,442
                                        -----------        -----------       ----------       -----------
    Total revenues and gains ....             3,841             13,135            6,803            14,694
                                        -----------        -----------       ----------       -----------

EXPENSES AND LOSSES:
  Amortization of trademarks
   and other product rights .....             2,419              1,406            4,644             2,176
  General and administrative ....                --                 11               --                13
  Loss on sale of investment ....                --                 --                8                --
                                        -----------        -----------       ----------       -----------
    Total expenses and losses ...             2,419              1,417            4,652             2,189
                                        -----------        -----------       ----------       -----------

INCOME BEFORE
 PROVISION FOR INCOME
  TAXES .........................             1,422             11,718            2,151            12,505

PROVISION FOR INCOME
 TAXES ..........................               483              4,220              731             4,500
                                        -----------        -----------       ----------       -----------
NET INCOME ......................       $       939        $     7,498       $    1,420       $     8,005
                                        -----------        -----------       ----------       -----------
                                        -----------        -----------       ----------       -----------
OUTSTANDING COMMON
 SHARES .........................               250                250              250               250
                                        -----------        -----------       ----------       -----------
                                        -----------        -----------       ----------       -----------
NET INCOME PER
 COMMON SHARE ...................       $     3,756        $    29,992       $    5,680       $    32,020
                                        -----------        -----------       ----------       -----------
                                        -----------        -----------       ----------       -----------



    The accompanying notes are an integral part of these financial statements

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                            STATEMENTS OF CASH FLOWS
                          (Unaudited and in thousands)


                                                                            For the Six Months
                                                                               Ended May 31,
                                                                          ----------------------
                                                                               1999         1998
                                                                          ---------    ---------
OPERATING ACTIVITIES:
  Net income ..........................................................   $   1,420    $   8,005
  Adjustments to reconcile net income to net cash
     provided by operating activities:
      Amortization ....................................................       4,644        2,176
      Income tax provision ............................................         731        4,500
      Gain on sale of trademarks and other product rights .............          --      (10,442)
      Loss on sale of investment ......................................           8           --
      Changes in operating assets and liabilities:
         Increase in royalties receivable from
          Chattem, Inc. ...............................................      (1,171)      (1,105)
                                                                          ---------    ---------
            Net cash provided by operating activities .................       5,632        3,134
                                                                          ---------    ---------
INVESTING ACTIVITIES:
   Proceeds from sale of investment ...................................         387           --
                                                                          ---------    ---------
            Net cash provided by investing activities .................         387           --
                                                                          ---------    ---------
FINANCING ACTIVITIES:
   Payments to Chattem, Inc. ..........................................      (4,011)      (1,100)
   Dividends paid to Chattem, Inc. ....................................      (2,000)      (2,000)
                                                                          ---------    ---------
            Net cash used in financing activities .....................      (6,011)      (3,100)
                                                                          ---------    ---------
CASH AND CASH EQUIVALENTS:
   Increase for the period ............................................           8           34
   At beginning of period .............................................          11           55
                                                                          ---------    ---------
   At end of period ...................................................   $      19    $      89
                                                                          ---------    ---------
                                                                          ---------    ---------
SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS:
INCREASE IN PAYABLE TO CHATTEM, INC. IN CONNECTION WITH--
   Purchase of trademarks and other product rights ....................   $  91,275    $ 155,999
   Provision for income taxes .........................................   $     731    $   4,500
   Gain on sale of trademarks and other product rights ................          --    $ (10,442)

DIVIDENDS PER SHARE ...................................................   $       8    $       8



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

4. The Company had no outstanding debt as of the periods presented and therefore incurred no interest expense.

5. A summary analysis of the activity between the Company and Chattem is as follows:



           Payable balance--November 30, 1998 ...........        $ 262,330,000
               Repayments ...............................           (4,011,000)
               Income tax provision .....................              731,000
               Purchase of trademarks and other
                   product rights .......................           91,275,000
                                                                 --------------
           Payable balance--May 31, 1999 ................        $ 350,325,000
                                                                 --------------
                                                                 --------------


      The weighted average balance due Chattem during the six months ended May 31, 1999 was $321,482,000.

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

7. On December 21, 1998 the Company and Chattem acquired the DEXATRIM, SPORTSCREME, ASPERCREME, CAPZASIN-P, CAPZASIN-HP and ARTHRITIS HOT brands from Thompson Medical Company, Inc. (the "Thompson Medical brands") for $95,000,000. The purchase price consisted of $90,000,000 cash and 125,500 shares of Chattem's common stock. The cash portion of the purchase price was financed with a new senior credit facility.

8. On December 21, 1998, Chattem, with the Company as guarantor, refinanced its existing credit facilities with $165,000,000 in senior secured credit facilities (the "Credit Facilities"). The Credit Facilities were provided by a syndicate of commercial banks, led by Bank of America as agent. The Credit Facilities include a $50,000,000 revolving credit facility and a $115,000,000 term loan. The Credit Facilities were used to refinance existing senior debt, to finance the acquisition of the Thompson Medical brands and related fees and expenses and to finance working capital and other general corporate needs. The $50,000,000 revolving credit facility matures on the earlier of (i) December 21, 2003 and (ii) the date on which the term loan is repaid in full. The $115,000,000 term loan matures on December 21, 2003. The Credit Facilities contain covenants, representations, warranties and other agreements by Chattem that are customary in loan agreements and securities instruments relating to financing of this type.

9. On May 7, 1999 Chattem, with the Company as guarantor, issued an additional $75,000,000 of 8.875% (priced to yield 8.8125%) senior subordinated notes under its indenture relating to the issuance of its $200,000,000 of 8.875% notes on March 24, 1998. The additional notes mature on April 1, 2008 and were issued under Chattem's $250,000,000 shelf registration statement filed on December 21, 1998 with the Securities and Exchange Commission. The proceeds from the issuance of the additional notes were used to retire $41,500,000 of the then outstanding balance of Chattem's $115,000,000 term bank loan and the outstanding balance of $25,500,000 of its revolving bank loan dated December 21, 1998.

      Concurrent with the closing of the $75,000,000 note issue, Chattem amended its senior credit facility. The new facility, provided by a syndicate of banks, consists of a $70,000,000 term loan and a $50,000,000 revolving credit facility. The revolving credit facility and the term loan both mature on December 21, 2003. The credit facility contains covenants, representations, warranties and other agreements by Chattem that are customary in loan agreements relating to financing of this type.

10. In May 1999 Chattem retired $6,750,000 face amount of its 12.75% Senior Subordinated Notes, due 2004, for which notes the Company is guarantor. The remaining principal amount outstanding is $42,901,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

On December 21, 1998 the Company and Chattem acquired the DEXATRIM, SPORTSCREME, ASPERCREME, CAPZASIN-P, CAPZASIN-HP and ARTHRITIS HOT brands from Thompson Medical Company, Inc. for $95,000,000. The purchase price consisted of $90,000,000 cash and 125,500 shares of Chattem's common stock. The cash portion of the purchase price was financed with a new senior credit facility.

On May 7, 1999 Chattem, with the Company as guarantor, issued an additional $75,000,000 of 8.875% (priced to yield 8.8125%) senior subordinated notes under its indenture relating to the issuance of its $200,000,000 of 8.875% notes on March 24, 1998. The additional notes mature on April 1, 2008 and were issued under Chattem's $250,000,000 shelf registration statement filed on December 21, 1998 with the Securities and Exchange Commission. The proceeds from the issuance of the additional notes were used to retire $41,500,000 of the then outstanding balance of Chattem's $115,000,000 term bank loan and the outstanding balance of $25,500,000 of its revolving bank loan dated December 21, 1998.

Concurrent with the closing of the $75,000,000 note issue, Chattem amended its senior credit facility. The new facility, provided by a syndicate of banks, consists of a $70,000,000 term loan and a $50,000,000 revolving credit facility. The revolving credit facility and the term loan both mature on December 21, 2003. The credit facility contains covenants, representations, warranties and other agreements by Chattem that are customary in loan agreements relating to financing of this type.

In May 1999 Chattem retired $6,750,000 face amount of its 12.75% Senior Subordinated Notes, due 2004, for which notes the Company is guarantor. The remaining principal amount outstanding is $42,901,000.

COMPARISON OF SIX MONTHS ENDED MAY 31, 1999 AND 1998

The following narrative represents management's comparative analysis of the material changes in the year-to-date results of operations of the Company pursuant to General Instruction H(2)(a) of Form 10-Q:

Royalty income increased $2,551,000, or 60.0%, for the six months ended May 31, 1999 from the corresponding period of the prior year. The increase was primarily due to the acquisition of the BAN and Thompson Medical brands' trademarks in March and December 1998, respectively.

Amortization expense increased $2,468,000, or 113.4%, for the six months ended May 31, 1999, from the corresponding period of the prior year. The increase was primarily due to the purchase of the BAN and Thompson Medical brands' trademarks in March and December 1998, respectively.

A gain of $10,442,000 on the sale of trademarks and other product rights associated with the CORNSILK product line divestiture was recognized during the second quarter of fiscal 1998.

                           PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits:

             Financial data schedule (Exhibit 27)

         b. No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended May 31, 1999.

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


                                         SIGNAL INVESTMENT & MANAGEMENT CO.
                                                    (Registrant)


Dated:     July 14, 1999                        /s/ A. ALEXANDER TAYLOR II
                                         ---------------------------------------
                                                 A. Alexander Taylor II
                                                 President and Director
                                              (principal executive officer)


                                                 /s/ STEPHEN M. POWELL
                                         ---------------------------------------
                                                    Stephen M. Powell
                                                     Vice-President,
                                                 Treasurer and Director
                                              (principal accounting officer)