Form 10-Q
period 1999-08-31
SIGNAL INVESTMENT & MANAGEMENT CO
filed 1999-10-15
CIK 926050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q




                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1999
                       COMMISSION FILE NUMBER 33-80770-01




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

AS OF OCTOBER 15, 1999, 250 SHARES OF THE COMPANY'S COMMON STOCK, WITHOUT PAR VALUE, WERE OUTSTANDING.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                                      INDEX




                                                                                               PAGE NO.
                                                                                               --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Balance Sheets as of August 31, 1999
      and November 30, 1998 ................................................................    3

    Statements of Income for the Three and Nine Months
      Ended August 31, 1999 and 1998 .......................................................    4

    Statements of Cash Flows for the Nine Months Ended
      August 31, 1999 and 1998 .............................................................    5

    Notes to Financial Statements...........................................................    6

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations ..............................................................    8

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.................................................    9

SIGNATURES .................................................................................   10

EXHIBIT 27 - Financial Data Schedule


                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       SIGNAL INVESTMENT & MANAGEMENT CO.

                                 BALANCE SHEETS
                   (In thousands, except for number of shares)



                                                                   AUGUST 31,            NOVEMBER 30,
                                                                     1999                   1998
                                                                  ----------             ----------
                                 ASSETS                           (Unaudited)
Current Assets:
  Cash and cash equivalents..................................     $       25             $       11
  Available-for-sale security - at market value..............             --                    415
  Royalties receivable from Chattem, Inc.....................          3,607                  2,669
                                                                  ----------             ----------
       Total current assets..................................          3,632                  3,095

Trademarks and Other Purchased Product Rights, Net.........          352,694                267,817
                                                                  ----------             ----------
           TOTAL ASSETS......................................     $  356,326             $  270,912
                                                                  ----------             ----------
                                                                  ----------             ----------
                  LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
  Payable to Chattem, Inc....................................     $  348,550             $  262,330
  Deferred income taxes......................................          5,741                  5,741
  Other......................................................             --                     20
                                                                  ----------             ----------
      Total liabilities......................................        354,291                268,091
                                                                  ----------             ----------

Stockholder's Equity:
  Common shares, without par value, 500 shares authorized,
      250 shares issued and outstanding......................              2                      2
  Retained earnings..........................................          2,033                  2,819
                                                                  ----------             ----------
      Total stockholder's equity.............................          2,035                  2,821
                                                                  ----------             ----------

            TOTAL LIABILITIES AND STOCKHOLDER'S
              EQUITY.........................................     $  356,326             $  270,912
                                                                  ----------             ----------
                                                                  ----------             ----------


   The accompanying notes are an integral part of these financial statements.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                              STATEMENTS OF INCOME
                 (Unaudited and in thousands, except share data)


                                                              FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                                ENDED AUGUST 31,                 ENDED AUGUST 31,
                                                       -------------------------------     ----------------------------
                                                            1999               1998             1999             1998
                                                       ---------          ---------        ---------        -----------
REVENUES AND GAIN:
  Royalties from Chattem, Inc. ......                  $   3,620          $   2,932        $  10,422        $     7,222
  Investment income .................                          2                  1                3                  2
  Gain on sale of trademarks
   and other product rights .........                         --                (75)              --             10,328
                                                       ---------          ---------        ---------        -----------
       Total revenues and gain ......                      3,622              2,858           10,425             17,552
                                                       ---------          ---------        ---------        -----------

EXPENSES AND LOSS:
  Amortization of trademarks
   and other product rights .........                      2,419              1,813            7,063              3,989
  General and administrative ........                         --                  5               --                 18
  Loss on sale of investment ........                         --                 --                8                 --
                                                       ---------          ---------        ---------        -----------
       Total expenses and loss ......                      2,419              1,818            7,071              4,007
                                                       ---------          ---------        ---------        -----------
INCOME BEFORE
 PROVISION FOR INCOME
  TAXES .............................                      1,203              1,040            3,354             13,545


PROVISION FOR INCOME
 TAXES ..............................                        409                380            1,140              4,880
                                                       ---------          ---------        ---------        -----------
NET INCOME ..........................                  $     794          $     660        $   2,214        $     8,665
                                                       ---------          ---------        ---------        -----------
                                                       ---------          ---------        ---------        -----------
OUTSTANDING COMMON
 SHARES .............................                        250                250              250                250
                                                       ---------          ---------        ---------        -----------
NET INCOME PER
 COMMON SHARE .......................                  $   3,176          $   2,640        $   8,856        $    34,660
                                                       ---------          ---------        ---------        -----------
                                                       ---------          ---------        ---------        -----------

    The accompanying notes are an integral part of these financial statements

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                            STATEMENTS OF CASH FLOWS
                          (Unaudited and in thousands)


                                                                                 FOR THE NINE MONTHS ENDED
                                                                                       AUGUST 31,
                                                                             -----------------------------
                                                                                1999                  1998
                                                                             --------            ---------
OPERATING ACTIVITIES:
  Net income ..............................................................  $  2,214            $   8,665
  Adjustments to reconcile net income to net cash
     provided by operating activities:
      Amortization ........................................................     7,063                3,989
      Income tax provision ................................................     1,140                4,880
      Gain on sale of trademarks and other product rights..................        --              (10,328)
      Loss on sale of investment ..........................................         8                   --
      Changes in operating assets and liabilities:
         Increase in royalties receivable from
          Chattem, Inc.....................................................      (938)              (1,396)
                                                                             --------            ---------
            Net cash provided by operating activities......................     9,487                5,810
                                                                             --------            ---------

INVESTING ACTIVITIES:
   Purchase of investment..................................................        --                 (395)
   Proceeds from sale of investment........................................       387                   --
                                                                             --------            ---------
            Net cash provided by (used in) investing activities............       387                 (395)
                                                                             --------            ---------

FINANCING ACTIVITIES:
   Payments to Chattem, Inc................................................    (6,860)              (2,248)
   Dividends paid to Chattem, Inc..........................................    (3,000)              (3,000)
                                                                             --------            ---------
            Net cash used in financing activities..........................    (9,860)              (5,248)
                                                                             --------            ---------

CASH AND CASH EQUIVALENTS:
   Increase for the period.................................................        14                  167
   At beginning of period..................................................        11                   55
                                                                             --------            ---------
   At end of period........................................................  $     25            $     222
                                                                             --------            ---------
                                                                             --------            ---------
SUPPLEMENTAL SCHEDULE OF NON-CASH
  TRANSACTIONS:
   INCREASE (DECREASE) IN PAYABLE TO CHATTEM, INC. IN
   CONNECTION WITH-
     Purchase of trademarks and other product rights.......................  $ 91,940            $ 171,724
     Provision for income taxes............................................  $  1,140            $   4,880
     Gain on sale of trademarks and other product rights...................  $     --            $ (10,328)

DIVIDENDS PER SHARE .......................................................  $     12            $      12
                                                                             --------            ---------
                                                                             --------            ---------


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

4. The Company had no outstanding debt as the primary obligor as of the periods presented and therefore incurred no interest expense. See notes 8, 9 and 10 below for certain of the indebtedness of Chattem guaranteed by the Company.

5. A summary analysis of the activity between the Company and Chattem is as follows:


      Payable balance - November 30, 1998 ..............  $  262,330,000
              Repayments ...............................      (6,860,000)
              Income tax provision .....................       1,140,000
              Purchase of trademarks and other
               product rights ..........................      91,940,000
                                                          --------------
      Payable balance - August 31, 1999 ................  $  348,550,000
                                                          --------------
                                                          --------------


     The weighted average balance due Chattem during the nine months ended August 31, 1999 was $328,249,000.

6. The Company is a wholly-owned subsidiary of Chattem which provides the Company with the use of all of its information technology ("IT") systems. Chattem has replaced most of its current IT systems which are approximately 20 years old; consequently, the new IT system will be year 2000 compliant. As a result, the year 2000 compliance requirements are considered only a portion of Chattem's systems replacement effort. This replacement is substantially complete. The total cost to Chattem will be approximately $3,000,000. Such costs are being capitalized as incurred.

     Chattem is also reviewing the possible impact of the year 2000 problem on its customers and suppliers and has requested and received from a majority of its principal customers and suppliers written statements regarding their knowledge of and plans for meeting the year 2000 compliance requirements.

     The Company's business could be adversely affected should Chattem or other entities with which Chattem does business be unsuccessful in completing critical modifications in a timely manner.

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

8. On December 21, 1998, Chattem, with the Company as guarantor, refinanced its existing credit facilities with $165,000,000 in senior secured credit facilities (the "Credit Facilities"). The Credit Facilities were provided by a syndicate of commercial banks. The Credit Facilities include a $50,000,000 revolving credit facility and a $115,000,000 term loan. The Credit Facilities were used to refinance existing senior debt, to finance the acquisition of the Thompson Medical brands and related fees and expenses and to finance working capital and other general corporate needs. The $50,000,000 revolving credit facility matures on the earlier of (i) December 21, 2003 and (ii) the date on which the term loan is repaid in full. The $115,000,000 term loan matures on December 21, 2003. The Credit Facilities contain covenants, representations, warranties and other agreements by Chattem that are customary in loan agreements and securities instruments relating to financing of this type.

9. On May 7, 1999 Chattem, with the Company as guarantor, issued an additional $75,000,000 of 8.875% (priced to yield 8.8125%) senior subordinated notes under its indenture relating to the issuance of its $200,000,000 of 8.875% notes on March 24, 1998. The additional notes mature on April 1, 2008 and were issued under Chattem's $250,000,000 shelf registration statement filed on December 21, 1998 with the Securities and Exchange Commission. The proceeds from the issuance of the additional notes were used to retire $41,500,000 of the then outstanding balance of Chattem's $115,000,000 term bank loan and the outstanding balance of $25,500,000 of its revolving bank loan under the Credit Facilities.

     Concurrent with the closing of the $75,000,000 note issue, Chattem amended its Credit Facilities. The amended Facilities, provided by a syndicate of banks, consists of a $70,000,000 term loan and a $50,000,000 revolving credit facility. The revolving credit facility and the term loan both mature on December 21, 2003. The amended Credit Facilities contain covenants, representations, warranties and other agreements by Chattem that are customary in loan agreements relating to financing of this type. At August 31, 1999 the outstanding balances of the term loan and the revolving credit facility were $61,000,000 and $0, respectively.

10. For the nine months ended August 31, 1999, Chattem retired $11,750,000 face amount of its 12.75% Senior Subordinated Notes, due 2004, for which notes the Company is guarantor. The remaining principal amount outstanding is $37,901,000. For the three months ended August 31, 1999, Chattem prepaid $7,000,000 of its term loan.

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

Concurrent with the closing of the $75,000,000 note issue, Chattem amended its senior credit facility. The amended facility, provided by a syndicate of banks, consists of a $70,000,000 term loan and a $50,000,000 revolving credit facility. The revolving credit facility and the term loan both mature on December 21, 2003. The credit facility contains covenants, representations, warranties and other agreements by Chattem that are customary in loan agreements relating to financing of this type. At August 31, 1999 the outstanding balances of the term loan and the revolving credit facility were $61,000,000 and $0, respectively.

For the nine months ended August 31, 1999, Chattem retired $11,750,000 face amount of its 12.75% Senior Subordinated Notes, due 2004, for which notes the Company is guarantor. The remaining principal amount outstanding is $37,901,000. For the three months ended August 31, 1999, Chattem prepaid $7,000,000 of its term loan.

COMPARISON OF NINE MONTHS ENDED AUGUST 31, 1999 AND 1998

The following narrative represents management's comparative analysis of the material changes in the year-to-date results of operations of the Company pursuant to General Instruction H(2)(a) of Form 10-Q:

Royalty income increased $3,200,000, or 44.3%, for the nine months ended August 31, 1999 from the corresponding period of the prior year. The increase was primarily due to increased sales resulting from the acquisition of the BAN and Thompson Medical brands' trademarks in March and December 1998, respectively.

Amortization expense increased $3,074,000, or 77.1%, for the nine months ended August 31, 1999, from the corresponding period of the prior year. The increase was primarily due to the purchase of the BAN and Thompson Medical brands' trademarks in March and December 1998, respectively.

A pretax gain of $10,328,000 on the sale of trademarks and other product rights associated with the CORNSILK product line divestiture was recognized during the fiscal 1998 period.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits:

             Financial data schedule (Exhibit 27)

         b. No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended August 31, 1999.

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

                                    SIGNAL INVESTMENT & MANAGEMENT CO.
                                               (Registrant)


Dated:  October 14, 1999            /s/ A. Alexander Taylor II
                                    -------------------------------------------
                                    A. Alexander Taylor II
                                    President and Director
                                    (principal executive officer)




                                    /s/ Stephen M. Powell
                                    -------------------------------------------
                                    Stephen M. Powell
                                    Vice-President, Treasurer and
                                    Director
                                    (principal accounting officer)