Form 10-K
period 1999-11-30
SIGNAL INVESTMENT & MANAGEMENT CO
filed 2000-02-28
CIK 926050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1999
                       COMMISSION FILE NUMBER 33-80770-01

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

     AS OF FEBRUARY 25, 2000, 250 SHARES OF THE COMPANY'S COMMON STOCK, WITHOUT PAR VALUE, WERE OUTSTANDING.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Signal Investment & Management Co. ("Signal" or "Company") was incorporated in 1986. The Company is a wholly-owned subsidiary of Chattem, Inc. ("Chattem") and is included in Chattem's consolidated financial statements and tax returns. The Company was formed for the sole purpose of holding certain of Chattem's trademarks and other purchased product rights and certain investments. The Company owns or licenses substantially all of the trademarks and intangibles associated with Chattem's consumer products business and licenses Chattem's use thereof. In exchange for this license, Chattem pays to the Company a royalty on net sales of licensed products. The Company has no other active operations.

The Company is a guarantor of Chattem's $75,000,000, 12.75% Series B Senior Subordinated Notes due 2004 and $275,000,000, 8.875% Series B Senior Subordinated Notes due 2008, which guarantees and notes were registered under the Securities Act of 1933. During 1995, 1998 and 1999 Chattem repurchased approximately $40,106,000 of the 12.75% notes.

The Company is also guarantor of Chattem's current bank credit facility which consists of a term loan and a working capital revolving loan maturing at various dates from December 31, 1999 to December 21, 2003. The outstanding balances as of November 30, 1999 were $55,600,000 for the term loan and $5,000,000 for the working capital revolving loan.

TRADEMARKS

The Company's trademarks are of material importance to its business and are its most important asset. In fiscal year 1999, substantially all of Chattem's sales were from products bearing proprietary brand names, including BAN, GOLD BOND, DEXATRIM, FLEXALL, ICY HOT, ASPERCREME, PAMPRIN, GARLIQUE, PHISODERM and BULLFROG. Accordingly, the Company's future success may depend in part upon the goodwill associated with the brand names. The Company owns or licenses substantially all of the trademarks associated with Chattem's domestic consumer products business. The Company's significant domestic trademarks have been registered on the principal register of the United States Patent and Trademark Office. Federally registered trademarks have a perpetual life as long as they are renewed in a timely manner and used properly as trademarks, subject to the right of third parties to seek cancellation of the marks.

GOVERNMENT REGULATION

In 1994 the Nonprescription Drug Manufacturers Association (now the Consumer Healthcare Products Association) initiated a large scale study in conjunction with the Yale University School of Medicine to investigate a possible association, if any, of stroke in women aged 18 to 49 using phenylpropanolamine ("PPA"), the active ingredient in DEXATRIM, for weight loss (the "Yale Study"). PPA is also used in other over the counter medications which are also part of the study. The Yale Study was designed in collaboration with the FDA. Analysis of the study is currently in progress and results are scheduled to be issued in mid-2000. Following a review of the results by the FDA there is the possibility that the product would have to be reformulated or discontinued. As a result, the DEXATRIM business would suffer, which would adversely affect our business. Chattem has launched DEXATRIM Natural which does not include PPA.

Certain states and localities have enacted, or are considering enacting, restrictions on the sale of products that contain PPA, synthetic ephedrine or naturally-occurring sources of ephedrine. These restrictions include the prohibition of over-the-counter (OTC) sales, required warnings or labeling statements, recordkeeping and reporting requirements, the prohibition of sales to minors, per transaction limits on the quantity of product that may be purchased, and limitations on advertising and promotion. These restrictions could adversely affect the sale of DEXATRIM, which contains PPA, and the sale of DEXATRIM Natural, which contains naturally-occurring sources of ephedrine, in such states or localities. Failure to comply with these restrictions could also lead to regulatory enforcement action, including the seizure of violative products, product recalls, and civil or criminal fines or other penalties.

EMPLOYEES
The Company has no employees.

ITEM 2. PROPERTIES
None.

ITEM 3. LEGAL PROCEEDINGS
Chattem has been named as a defendant in a lawsuit brought by the Center for Environment Health (CEH) contending that Chattem violated the California Safe Drinking Water and Toxic Enforcement Act of 1998 (Proposition 65) by selling to California consumers without a warning topical skin care products containing zinc oxide which in turn contains lead. On December 30, 1999, Chattem was sent a notice of intent to sue letter from CEH alleging that Chattem had violated Proposition 65 because zinc oxide allegedly also contains cadmium. The lawsuit contends that the purported failure to comply with Proposition 65 requirements also constitutes a violoation of the California Business & Profession Code Section 1700, et seq. Violations of either Proposition 65 or Business & Profession Code Section 1700, et seq. render a defendant liable for civil penalties of up to $25,000 per day per violation.

Chattem has also been named as a defendant in a lawsuit filed in San Francisco Superior Court on December 29, 1999, Johnson et al. v. Bristol-Myers Squibb Co., et al., Case No. 308872. This is a putative class action brought by two named plaintiffs on behalf of the general public in California, against the same entities that are defendants in the CEH lawsuit. As with the CEH lawsuit, the Johnson lawsuit alleges that Chattem violated Proposition 65 by selling to California consumers without a warning topical skin care product containing zinc oxide which in turn contains lead. The lawsuit does not assert claims directly under Proposition 65, but asserts that the alleged failure to comply with Proposition 65 gives rise to claims under California's Business and Professions Code Sections 17200 et. seq., and 17500 et seq., and the Civil Code Section 1750 et seq. The lawsuit seeks injunctive and equitable relief, restitution, the disgorgement of allegedly wrongfully obtained revenues, and damages.

Chattem intends to vigorously defend these claims. These actions have only recently been filed, however, and it is not possible at this time to determine the outcome of these matters or the effect of their resolution on Chattem's financial position or operating results. Management believes that Chattem's defenses have merit; however, there can be no assurance that Chattem will be successful in its defense or that these lawsuits will not have a material adverse effect on Chattem's results of operations for some period or on Chattem's financial position.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS None.

ITEM 6. SELECTED FINANCIAL DATA
Not required pursuant to reduced disclosure conditions set forth in General Instruction I(1) (a) and (b) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

The following narrative represents management's comparative analysis of the results of the Company's operations for the fiscal year ended November 30, 1999 to the fiscal year ended November 30, 1998 pursuant to General Instruction I (1)
(a) and (b) of Form 10-K:

In exchange for the licensed use of the Company's trademarks, the Company receives royalties from Chattem of 5% of net sales of certain defined domestic consumer products. Royalty income increased by $3,852,000, or 38.9%, in fiscal 1999 from fiscal 1998 primarily due to a full year of sales for BAN, which was purchased in March 1998, and eleven months of sales of the products of Thompson Medical Company, Inc. ("Thompson Medical brands") acquired from in December 1998.

The Company recognized in 1998 a gain of $9,548,000 on the sale of the CORNSILK product line.

Amortization expense increased by $3,628,000, or 61.9%, in fiscal 1999 from fiscal 1998 primarily due to the acquisition of the trademarks of BAN and the Thompson Medical brands in March and December 1998, respectively.

FISCAL 1998 COMPARED TO FISCAL 1997

The following narrative represents management's comparative analysis of the results of the Company's operations for the fiscal year ended November 30, 1998 to the fiscal year ended November 30, 1997 pursuant to General Instruction I(1)
(a) and (b) of Form 10-K:

In exchange for the licensed use of the Company's trademarks, the Company receives royalties from Chattem of 5% of net sales of certain defined domestic consumer products. Royalty income increased by $3,710,000, or 60.0%, in fiscal 1998 from fiscal 1997 primarily due to a full year of sales for SUNSOURCE, which was acquired in June 1997, and eight months of sales for BAN, which was purchased in March 1998.

The Company recognized in 1998 a gain of $9,548,000 on the sale of the CORNSILK product line.

Amortization expense increased by $3,232,000, or 123.0%, in fiscal 1998 from fiscal 1997 primarily due to the acquisition of the SUNSOURCE and BAN trademarks in June 1997 and March 1998, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Page 4 for the index to the Company's financial statements.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE None.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                           PAGE

         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS . . . . . . . . . . . . . . . . . . . .   5

         BALANCE SHEETS AS OF NOVEMBER 30, 1999 AND 1998  . . . . . . . . . . . . . . . .   6

         STATEMENTS OF INCOME FOR THE THREE YEARS ENDED NOVEMBER 30, 1999 . . . . . . . .   7

         STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT) FOR THE THREE YEARS
          ENDED NOVEMBER 30, 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

         STATEMENTS OF CASH FLOWS FOR THE THREE YEARS ENDED NOVEMBER 30, 1999 . . . . . .   9

         NOTES TO FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Signal Investment & Management Co.:

We have audited the accompanying balance sheets of Signal Investment & Management Co. (a Delaware corporation and wholly owned subsidiary of Chattem, Inc.) as of November 30, 1999 and 1998 and the related statements of income, shareholder's equity (deficit) and cash flows for each of the three years in the period ended November 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signal Investment & Management Co. as of November 30, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended November 30, 1999 in conformity with accounting principles generally accepted in the United States.

                                                    ARTHUR ANDERSEN LLP

Chattanooga, Tennessee
January 27, 2000

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                                 BALANCE SHEETS

                           NOVEMBER 30, 1999 AND 1998

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                     1999             1998
                                                                                     ----             ----

Current Assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .         $     16          $     11
   Available-for-sale security - at market value  . . . . . . . . . . .                --               415
   Royalties receivable from Chattem, Inc. . . . . . . . . . . . . . . .            3,320             2,669
                                                                                 --------          --------
         Total current assets. . . . . . . . . . . . . . . . . . . . . .            3,336             3,095

Trademarks and Other Purchased Product Rights, Net . . . . . . . . . . .          350,762           267,817
                                                                                 --------          --------

         TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .          $354,098          $270,912
                                                                                 ========          ========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
   Payable to Chattem, Inc . . . . . . . . . . . . . . . . . . . . . . .         $339,932          $262,330
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . .            12,550             5,741
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .                --                20
                                                                                 --------          --------
          Total liabilities  . . . . . . . . . . . . . . . . . . . . . .          352,482           268,091
                                                                                 --------          --------
Shareholder's Equity:

   Common shares, without par value, 500 shares authorized,
     250 shares issued and outstanding  . . . . . . . . . . . . . . . .                 2                 2
   Retained earnings . . . . . . . . . . . . . . . . . . . .  . . . . .             1,614             2,819
                                                                                 --------          --------
           Total shareholder's equity . . . . . . . . . . . . . . . . .             1,616             2,821
                                                                                 --------          --------
           TOTAL LIABILITIES AND SHAREHOLDER'S
                EQUITY  . . . . . . . . . . . . . . . . . . . .. . . . .         $354,098          $270,912
                                                                                 ========          ========

     The accompanying notes are an integral part of these financial statements.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                              STATEMENTS OF INCOME

                   FOR THE THREE YEARS ENDED NOVEMBER 30, 1999

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                           1999            1998             1997
                                                                           ----            ----             ----

REVENUES AND GAINS:
     Royalties from Chattem, Inc.  . . . . . . . . . . . . .          $  13,743       $   9,891        $   6,181
     Investment income . . . . . . . . . . . . . . . . . . .                  2               3               31
     Gain on sale of trademarks and other product rights  . .                --           9,548               --
                                                                      ---------       ---------        ---------
               Total revenues and gains . . . . . . . . . . .            13,745          19,442            6,212
                                                                      ---------       ---------        ---------

EXPENSES AND LOSSES:
     Amortization of trademarks and other purchased
        product rights . . . . . . . . . . . . . . . . . . .              9,487           5,859            2,627
     Loss on sale of investment. . . . . . . . . . . . . . .                  8              --               --
     Other . . . . . . . . . . . . . . . . . . . . . . . . .                 15              18               27
                                                                      ---------       ---------        ---------
                Total expenses and losses . . . . . . . . . .             9,510           5,877            2,654
                                                                      ---------       ---------        ---------

INCOME BEFORE PROVISION FOR INCOME
    TAXES. . . . . . . . . . . . . . . . . . . . . . . . . .              4,235          13,565            3,558


PROVISION FOR INCOME TAXES . . . . . . . . . . . . . . . . .              1,440           4,612            1,205
                                                                      ---------       ---------        ---------

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . .          $   2,795       $   8,953        $   2,353
                                                                      =========       =========        =========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING   . . . . . . . . . . . . . . . . . .                250             250              250
                                                                      =========       =========        =========

NET INCOME PER COMMON SHARE  . . . . . . . . . . . . . . . .          $  11,180      $   35,812        $   9,412
                                                                      =========       =========        =========

     The accompanying notes are an integral part of these financial statements.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                  STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)

                   FOR THE THREE YEARS ENDED NOVEMBER 30, 1999

                                 (IN THOUSANDS)

                                                                        RETAINED
                                                          COMMON        EARNINGS
                                                          SHARES       (DEFICIT)          TOTAL
                                                          ------       ---------          -----

BALANCE, NOVEMBER 30, 1996 . . . . . . . . . . .        $      2        $  1,013        $ 1,015
     Net income  . . . . . . . . . . . . . . . .              --           2,353          2,353
     Dividends . . . . . . . . . . . . . . . . .              --          (5,500)        (5,500)
                                                        --------        --------        -------
BALANCE, NOVEMBER 30, 1997 . . . . . . . . . . .               2          (2,134)        (2,132)
     Net income  . . . . . . . . . . . . . . . .              --           8,953          8,953
     Dividends . . . . . . . . . . . . . . . . .              --          (4,000)        (4,000)
                                                        --------        --------        -------
BALANCE, NOVEMBER 30, 1998 . . . . . . . . . . .               2           2,819          2,821
     Net income  . . . . . . . . . . . . . . . .              --           2,795          2,795
     Dividends . . . . . . . . . . . . . . . . .              --          (4,000)        (4,000)
                                                        --------        --------        -------
BALANCE, NOVEMBER 30, 1999 . . . . . . . . . . .        $      2        $  1,614        $ 1,616
                                                        ========        ========        =======

     The accompanying notes are an integral part of these financial statements.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                            STATEMENTS OF CASH FLOWS

                   FOR THE THREE YEARS ENDED NOVEMBER 30, 1999

                                 (IN THOUSANDS)


                                                                       1999           1998          1997
                                                                 -------------  -------------  -------------

OPERATING ACTIVITIES:
     Net income. . . . . . . . . . . . . . . . . . . . . . . .       $  2,795       $  8,953       $  2,353
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Amortization . . . . . . . . . . . . . . . . . . . . .          9,487          5,859          2,627
        Income tax provision  . . . . . . . . . . . . . . . .           1,440          4,612          1,205
        Loss on sale of investment . . . . . . . . . . . . . .              8             --             --
        Gain on sale of trademarks and  other product rights .             --         (9,548)            --
        Other . . . . . . . . . . . . . . . . . . . . . . . .              (1)            --             10
        Changes in operating assets and liabilities:
           Increase in royalties receivable from Chattem, Inc.           (651)        (1,081)         (301)
                                                                     --------       --------       --------
                   Net cash provided by operating activities           13,078          8,795          5,894
                                                                     --------       --------       --------

INVESTING ACTIVITIES:
     Proceeds from sale of investment. . . . . . . . . . . . .            387             --             --
     Purchase of investment . . . . . . . . . . . . . . . . .              --           (395)            --
                                                                     --------       --------       --------
                  Net cash provided by (used in) investing
                     activities . . . . . . . . . . . . . . .             387           (395)            --
                                                                     --------       --------       --------

FINANCING ACTIVITIES:
     Payments to Chattem, Inc . . . . . . . . . . . . .. . . .         (9,460)        (4,444)       (3,250)
     Dividends paid to Chattem, Inc. . . . . . . . . . . . . .         (4,000)        (4,000)       (5,500)
                                                                     --------       --------       --------
                  Net cash used in financing activities . . .         (13,460)        (8,444)       (8,750)
                                                                     --------       --------       --------

CASH AND CASH EQUIVALENTS:
      Increase (decrease) for the year . . . . . . . . . . . .              5            (44)       (2,856)
      At beginning of year . . . . . . . . . . . . . . . . . .             11             55         2,911
                                                                     --------       --------       --------
      At end of year . . . . . . . . . . . . . . . . . . . . .         $   16         $   11        $   55
                                                                     ========       ========       ========
SUPPLEMENTAL SCHEDULE OF NON-CASH
TRANSACTIONS :
INCREASE (DECREASE) IN PAYABLE TO CHATTEM, INC. RESULTING
FROM-
      Gain on sale of trademarks and other product rights . .         $    --       $ (9,548)       $    --
      Purchase of trademarks and other product rights . . . .           92,432       172,250          29,967
      Provision for income taxes . . . . . . . . . . . . . . .          (5,370)        1,499             133
      Payment of certain items on behalf of the Company . . .               --            --              10

DIVIDENDS PER SHARE                                                   $     16      $     16        $     22
                                                                        =======      ========       ========

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

     Signal was formed for the sole purpose of holding certain of Chattem's trademarks and other purchased product rights and certain investments. The Company owns or licenses substantially all of the trademarks and intangibles associated with Chattem's domestic consumer products business and licenses Chattem's use thereof. Signal has no other active operations.

     Signal is a guarantor of Chattem's $75,000 of 12.75% Series B Senior Subordinated Notes due 2004 and $275,000 of 8.875% Series B Senior Subordinated Notes due 2008, which guarantees and notes were registered under the Securities Act of 1933. During 1995, 1998 and 1999 Chattem repurchased approximately $40,106 of the 12.75% Notes.

     Signal is also guarantor of Chattem's current bank credit facility which consists of a term loan and a working capital revolving loan maturing at various dates from December 31, 1999 to December 21, 2003. The outstanding balances as of November 30, 1999 were $55,600 for the term loan and $5,000 for the working capital revolving loan.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    TRADEMARKS AND OTHER PURCHASED PRODUCT RIGHTS

    The costs of acquired trademarks and other purchased product rights are capitalized and amortized over periods ranging from 20 to 40 years. At November 30, 1999 the weighted average life of patents, trademarks and other purchased product rights was 26.7 years. Total accumulated amortization of these assets at November 30, 1999 and 1998 was $23,032 and $13,545, respectively. Amortization expense for 1999, 1998 and 1997 was $9,487, $5,859 and $2,627, respectively.

    INVESTMENTS

    In fiscal 1998, the Company purchased $395 of available-for-sale equity securities, which were sold in December 1998 at a loss of $8.

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

CASH AND CASH EQUIVALENTS

    The Company considers all short-term deposits and investments with original maturities of three months or less to be cash equivalents.

3.  INCOME TAXES

    The provision for income taxes includes the following components for the years ended November 30:


                                 1999         1998        1997
                                 ----         ----        ----

           Current . . . .     $ (5,370)   $  1,499     $   133
           Deferred . . . .       6,810       3,113       1,072
                               --------    --------     -------
                               $  1,440    $  4,612     $ 1,205
                               ========    ========     =======


     The temporary difference which gives rise to the deferred tax liability at November 30, 1999, 1998 and 1997, respectively, consists primarily of the differences between carrying values of trademarks and other purchased product rights for income tax and financial statement reporting purposes.

     The difference between the provision for income taxes and the amount computed by multiplying income before income taxes by the U.S. statutory rate is summarized as follows for the years ended November 30:

                                               1999        1998        1997
                                               ----        ----        ----

         Expected tax provision...........  $  1,440    $  4,612  $   1,210
         Nontaxable interest income ......        --          --         (5)
                                            --------    --------  ---------
                                            $   1,440   $  4,612  $   1,205
                                            =========   ========  =========

 4. ACQUISITION AND SALE OF TRADEMARKS

     On December 21, 1998 Chattem and the Company acquired the DEXATRIM, SPORTSCREME, ASPERCREME, CAPZASIN-P, CAPZASIN-HP and ARTHRITIS HOT brands from Thompson Medical Company, Inc. for $95,000. The purchase price consisted of $90,000 cash and 125,500 shares of Chattem's common stock. The cash portion of the purchase price was financed with a new senior credit facility. The purchase price of $95,000 was allocated $3,493 to inventory (purchased by Chattem) and $91,507 to the trademarks and other product rights (acquired by the Company) which were assigned a useful life of 40 years.

     On March 24, 1998, Chattem and the Company acquired the BAN line of antiperspirant and deodorant products from Bristol-Myers Squibb Company for a purchase price of approximately $165,000 and assumed liabilities of $8,000. The purchase price of $173,000 was allocated $8,200 to inventory (purchased by Chattem) and $164,800 to trademarks and other product rights (acquired by the Company) which were assigned a useful life of 40 years.

     On May 12, 1998, Chattem and the Company sold the CORNSILK oil control makeup brand for $10,750, plus inventories and the assumption of certain liabilities. The Company sold the CORNSILK trademarks, formulae and technical information for which a gain of $9,548 was recognized. Chattem sold the inventory and other related assets but will continue to operate the CORNSILK business in the United Kingdom pursuant to a licensing agreement. Chattem used the net proceeds from the sale to reduce bank indebtedness.

5. RELATED PARTY TRANSACTIONS

     In exchange for the licensed use of the Company's trademarks, the Company receives royalties from Chattem of 5% of net sales of certain defined domestic consumer products.

     Payable to Chattem represents net advances received from Chattem used to fund the acquisitions of trademarks as discussed in Note 4. Such advances are noninterest bearing and are not expected to be paid prior to November 30, 2000.

     Certain general and administrative expenses of the Company are occasionally paid by Chattem on behalf of the Company. Such amounts are not significant. A summary analysis of the activity between the Company and Chattem for the two years ended November 30, 1999 is as follows:


     Balance-  November 30, 1997 . . . . . . . . . . . . . . . . . . .       $102,573
               Repayments . . . . . . . . . . . . . . . . . . . . . . .        (4,444)
               Income tax provision . . . . . . . . . . . . . . . . . .         1,499
               Gain on sale of trademarks and other product rights .  .        (9,548)
               Purchase of trademarks and other product rights . . . . .      172,250
                                                                             --------
     Balance-  November 30, 1998 . . . . . . . . . . . . . . . . . . .        262,330
               Repayments . . . . . . . . . . . . . . . . . . . . . . .        (9,460)
               Income tax provision . . . . . . . . . . . . . . . . . .        (5,370)
               Purchase of trademarks and other product rights . . . . .       92,432
                                                                             --------
     Balance-  November 30, 1999 . . . . . . . . . . . . . . . . . . .       $339,932
                                                                             ========

     The weighted average balance due Chattem during the year ended November 30, 1999 was $330,586.

6. YEAR 2000 (unaudited)

     Chattem provides the Company with the use of all of its information technology (IT) systems. Chattem has successfully completed the replacement of its previous IT systems with those that are year 2000 compliant. The cost of the new IT systems to date is approximately $3,230, which has been capitalized.

     To date Chattem has experienced no major problems with its implementation, nor has it encountered any unusual situations with its principal customers and suppliers in connection with their year 2000 IT systems' compliance.

     However, if unanticipated problems arise in the future with regard to year 2000 compliance with Chattem's new IT systems or those of its principal customers and suppliers, Chattem's business could be adversely affected.

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

                                     PART IV

ITEM 14. EXHIBITS AND REPORT ON FORM 8-K

(a) 2. The following documents are filed or incorporated by reference as exhibits to this report:

        EXHIBIT NUMBER         DESCRIPTION OF EXHIBIT            REFERENCE

           3           Certificate of Incorporation                 (3)

                       By-Laws                                      (3)

           4           Form of Indenture dated August 3,
                       1994 between Chattem, Inc., Signal
                       Investment & Management Co., as
                       guarantor, and SouthTrust Bank, of
                       Alabama, N.A. relating to the
                       12.75% Senior  Subordinated Notes
                       due 2004.                                    (1)

                       Form of Indenture dated March 24,
                       1998 between Chattem, Inc. and
                       SouthTrust Bank of Alabama, N.A.
                       relating to the 8.875% Senior
                       Subordinated Notes due 2008.                 (8)

           10          Credit Agreement dated April 29,
                       1996 (Secondary Working Capital
                       Facility) among Chattem, Inc., as
                       borrower, Signal Investment &
                       Management Co., as guarantor,
                       NationsBank, N.A., as agent, and
                       the Lenders named therein.                   (2)

                       Asset Purchase Agreement dated
                       June 6, 1996 between Campbell
                       Laboratories, Inc., seller, and
                       Chattem, Inc. and Signal Investment
                       & Management Co., purchasers, for
                       the HERPECIN-L business.                     (2)

                       Amendment to the Credit Agreement
                       (HERPECIN-L Acquisition) dated
                       June 6, 1996 among Chattem, Inc.,
                       as borrower, Signal Investment &
                       Management Co., as guarantor,
                       NationsBank, N.A., as agent, and
                       the Lenders named therein.                   (2)

     EXHIBIT NUMBER            DESCRIPTION OF EXHIBIT            REFERENCE
           10          Asset Purchase and Sale Agreement
                       dated May 23, 1997 by and among
                       Chattem, Inc., Signal Investment &
                       Management Co. and Sunsource
                       International, Inc. and Mindbody,
                       Inc. (without schedules and exhibits)
                       for the SUNSOURCE business.                  (4)

                       Amended and Restated Credit Agree-
                       ment dated June 26, 1997 by and
                       among Chattem, Inc., Signal
                       Investment & Management Co. and
                       the Lenders named therein                    (4)

                       Amended and Restated Credit Agree-
                       ment (Supplemental Credit Agree-
                       ment) dated June 26, 1997 by and
                       among Chattem, Inc., Signal Invest-
                       ment & Management Co. and the
                       Lenders named therein                        (4)

                       First Amended and Restated Master
                       Trademark License Agreement be-
                       tween Signal Investment & Manage-
                       ment Co. and Chattem, Inc.,
                       effective June 30, 1992                      (4)

                       Asset Purchase Agreement dated
                       February 22, 1998 by and among
                       Bristol-Myers Squibb Company,
                       Chattem, Inc. and Signal Invest-
                       ment & Management Co. for the
                       BAN business.                                (5)

                       Amended and Restated Credit
                       Agreement (New Credit Agreement)
                       dated March 24, 1998 by and among
                       Chattem, Inc., Signal Investment &
                       Management Co. and NationsBank of
                       Tennessee, N.A.                             (6)

                       Amended and Restated Credit
                       Agreement (Supplemental Credit
                       Agreement) dated March 24, 1998 by
                       and among Chattem, Inc., Signal
                       Investment & Management Co. and
                       NationsBank of Tennessee, N.A.             (6)

      EXHIBIT NUMBER          DESCRIPTION OF EXHIBIT            REFERENCE
           10          Asset Purchase and Sale Agreement
                       dated May 12, 1998 by and among
                       Chattem, Inc., Signal Investment
                       & Management Co. and Del
                       Laboratories, Inc. for the sale of
                       the CORNSILK business.                       (7)

                       Purchase and Sale Agreement dated
                       November 16, 1998 by and among
                       Thompson Medical Company, Inc.,
                       Chattem, Inc. and Signal Investment
                       & Management Co. for certain
                       products.                                    (9)

                       Amended and Restated Credit Agree-
                       ment (New Credit Agreement) dated
                       December 21, 1998 among
                       Chattem, Inc., its domestic sub-
                       sidiaries, identified Lenders and
                       NationsBank, N.A., as agent.                 (9)

                       Amended and Restated Credit Agreement
                       (Supplemental Credit Agreement) dated
                       December 21, 1998 among Chattem, Inc.,
                       its domestic subsidiaries, identified
                       Lenders and NationsBank, N.A., as agent.     (9)

                       First Amendment dated May 7, 1999 to
                       Amended and Restated Credit Agreement
                       (New Credit Agreement) dated December
                       21, 1998 among Chattem, Inc., its
                       domestic subsidiaries, identified
                       Lenders and NationsBank, N.A., as
                       agent.                                      (10)

                       First Amendment dated May 7, 1999 to
                       Amended and Restated Credit Agreement
                       (Supplemental Credit Agreement) dated
                       December 21, 1998 among Chattem,
                       Inc., its domestic subsidiaries,
                       identified Lenders and NationsBank,
                       N.A., as agent.                             (10)

              23       Consent of Independent Public
                       Accountants

              27       Financial Data Schedule

REFERENCES:

   Previously filed as an exhibit to and incorporated by reference from:
        (1) Form S-2 Registration Statement (No.33-80770) of Chattem, Inc.
        (2) Form 10-K for Chattem, Inc. for the year ended November 30, 1996.
        (3) Form 10-K for Signal Investment & Management Co. for the year ended November 30, 1996.
        (4) Form 8-K for Chattem, Inc. dated June 26, 1997.
        (5) Form 8-K for Chattem, Inc. dated March 24, 1998.
        (6) Form S-4 Registration Statement (No. 333-53627) of Chattem, Inc.
        (7) Form 8-K for Chattem, Inc. dated May 12, 1998.
        (8) Form S-4/A Registration Statement (No. 333-53627) effective
            June 4, 1998 of Chattem, Inc.
        (9) Form 8-K for Chattem, Inc. dated December 21, 1998.
       (10) Form 10-K for Chattem, Inc. for the year ended November 30, 1999.

(b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended November 30, 1999.

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

                                    SIGNAL INVESTMENT & MANAGEMENT CO.
                                                (Registrant)

Dated: February 25, 2000                   /s/ A. ALEXANDER TAYLOR II
       -----------------                   --------------------------
                                           A. Alexander Taylor II
                                           President
                                            (principal executive officer)

                                           /s/ STEPHEN M. POWELL
                                           --------------------------
                                           Stephen M. Powell
                                           Vice-President and Treasurer
                                            (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Dated: February 25, 2000                /s/ A. ALEXANDER TAYLOR II
       -----------------                --------------------------
                                        A. Alexander Taylor II,
                                        President and Director
                                           (principal executive officer)

Dated: February 25, 2000                /s/ STEPHEN M. POWELL
       -----------------                ---------------------
                                        Vice President, Treasurer and Director
                                            (principal financial officer)

Dated: February 25, 2000                /s/ MARGARET PULGINI
       -----------------               ---------------------
                                        Margaret Pulgini
                                        Assistant Vice President and Director

Dated: February 25, 2000                /s/ HUGH F. SHARBER
       -----------------                -------------------
                                        Hugh F. Sharber
                                        Secretary and Director

                      SIGNAL INVESTMENT AND MANAGEMENT CO.
                                  EXHIBIT INDEX

     EXHIBIT
     NUMBER                     DESCRIPTION OF EXHIBIT

      23                        Consent of Independent Public Accountants

      27                        Financial Data Schedule