Form 10-Q
period 2000-02-29
SIGNAL INVESTMENT & MANAGEMENT CO
filed 2000-04-14
CIK 926050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2000
                       COMMISSION FILE NUMBER 33-80770-01

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

AS OF APRIL 12, 2000, 250 SHARES OF THE COMPANY'S COMMON STOCK, WITHOUT PAR VALUE, WERE OUTSTANDING.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                                      INDEX


                                                                             PAGE NO.
                                                                             --------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Balance Sheets as of February 29, 2000
      and November 30, 1999 ....................................................3

    Statements of Income for the Three Months
      Ended February 29, 2000 and February 28, 1999.............................4

    Statements of Cash Flows for the Three Months Ended
      February 29, 2000 and February 28, 1999...................................5

    Notes to Financial Statements ..............................................6

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations ..................................................8

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K ....................................9

SIGNATURES .....................................................................10

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                                 BALANCE SHEETS
                   (In thousands, except for number of shares)

                                                                                                February 29,  November 30,
                                                                                                    2000          1999
                                                                                                ------------  ------------
                                 ASSETS                                                          (Unaudited)
Current Assets:
  Cash and cash equivalents ..................................................................      $     12      $     16
  Royalties receivable from Chattem, Inc. ....................................................         2,871         3,320
                                                                                                    --------      --------
       Total current assets ..................................................................         2,883         3,336

Trademarks and Other Purchased Product Rights, Net ...........................................       348,600       350,762
                                                                                                    --------      --------

         TOTAL ASSETS ........................................................................      $351,483      $354,098
                                                                                                    ========      ========

                  LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
  Payable to Chattem, Inc. ...................................................................      $338,027      $339,932
  Deferred income taxes ......................................................................        12,550        12,550
                                                                                                    --------      --------
       Total liabilities .....................................................................       350,577       352,482
                                                                                                    --------      --------

Shareholder's Equity:
  Common shares, without par value, 500 shares authorized, 250 shares issued and outstanding .             2             2
  Retained earnings ..........................................................................           904         1,614
                                                                                                    --------      --------
       Total shareholder's equity ............................................................           906         1,616
                                                                                                    --------      --------

         TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY ..........................................      $351,483      $354,098
                                                                                                    ========      ========



   The accompanying notes are an integral part of these financial statements.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                              STATEMENTS OF INCOME
                 (Unaudited and in thousands, except share data)

                                                                                                  For the Three Months Ended
                                                                                                  February 29,     February 28,
                                                                                                          2000            1999
                                                                                                  ------------  ---------------
REVENUES:
  Royalties from Chattem, Inc. ...............................................................          $2,871          $2,961
  Investment income ..........................................................................               1               1
                                                                                                        ------          ------
       Total revenues ........................................................................           2,872           2,962
                                                                                                        ------          ------
EXPENSES AND LOSSES:
  Amortization of trademarks and other purchased product rights ..............................           2,428           2,225
  General and administrative .................................................................               5            --
  Loss on sale of investment .................................................................            --                 8
                                                                                                        ------          ------
       Total expenses and losses .............................................................           2,433           2,233

INCOME BEFORE PROVISION FOR INCOME TAXES .....................................................             439             729

PROVISION FOR INCOME TAXES ...................................................................             149             248
                                                                                                        ------          ------

NET INCOME ...................................................................................          $  290          $  481
                                                                                                        ======          ======
WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC AND DILUTED .................................             250             250
                                                                                                        ======          ======
NET INCOME PER COMMON SHARE - BASIC AND DILUTED ..............................................          $1,160          $1,924
                                                                                                        ======          ======






   The accompanying notes are an integral part of these financial statements.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                            STATEMENTS OF CASH FLOWS
                          (Unaudited and in thousands)

                                                                          For the Three Months Ended
                                                                       February 29,           February 28,
                                                                            2000                  1999
                                                                       ------------           ------------
OPERATING ACTIVITIES:
  Net income ....................................................          $    290           $    481
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Amortization ..............................................             2,428              2,225
      Income tax provision ......................................               149                248
      Loss on sale of investment ................................              --                    8
      Changes in operating assets and liabilities:
        (Increase) decrease in royalties receivable from Chattem,
          Inc. ..................................................               449               (283)
                                                                           --------           --------
            Net cash provided by operating activities ...........             3,316              2,679
                                                                           --------           --------

INVESTING ACTIVITIES:
  Proceeds from sale of investment ..............................              --                  386
                                                                           --------           --------
            Net cash provided by investing activities ...........              --                  386
                                                                           --------           --------

FINANCING ACTIVITIES:
  Payments to Chattem, Inc. .....................................            (2,320)            (2,060)
  Dividends paid to Chattem, Inc. ...............................            (1,000)            (1,000)
                                                                           --------           --------
            Net cash used in financing activities ...............            (3,320)            (3,060)
                                                                           --------           --------

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period ............................                (4)                 5
  At beginning of period ........................................                16                 11
                                                                           --------           --------
  At end of period ..............................................          $     12           $     16
                                                                           ========           ========

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS:
  Increase in payable to Chattem, Inc. in connection with -
    Purchase of trademarks and other product rights .............          $    266           $ 91,275
    Provision for income taxes ..................................          $    149           $    248


DIVIDENDS PER SHARE .............................................          $      4           $      4




   The accompanying notes are an integral part of these financial statements.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. The Company is a wholly-owned subsidiary of Chattem, Inc. ("Chattem") and is included in Chattem's consolidated financial statements and tax returns.

2. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company's Form 10-K for the year ended November 30, 1999 and with the audited consolidated financial statements and related notes thereto included in Chattem, Inc.'s Annual Report to Shareholders for the year ended November 30, 1999. The accompanying unaudited financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

3. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the respective full years.

4. The Company had no outstanding debt as of the periods presented and therefore incurred no interest expense.

5. A summary analysis of the activity between the Company and Chattem, Inc. is as follows:


     Payable balance - November 30, 1999 ....          $ 339,932,000
             Repayments .....................             (2,320,000)
             Income tax provision ...........                149,000
             Purchase of trademarks and other
                   products rights ..........                266,000
                                                       -------------
     Payable balance - February 29, 2000 ....          $ 338,027,000
                                                       =============


     The weighted average balance due Chattem, Inc. during the three months ended February 29, 2000, was $338,980,000.

6. Chattem provides the Company with the use of all of its information technology (IT) systems. Chattem has successfully completed the replacement of its previous IT systems with those that are year 2000 compliant. The cost of the new IT systems to date is approximately $3,271,000, which has been capitalized.

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

7. The Company is a guarantor of Chattem's $75,000,000 of 12.75% Series B Senior Subordinated Notes due 2004 and $275,000,000 of 8.875% Series B Senior Subordinated Notes due 2008, which guarantees and notes were registered under the Securities Act of 1933. During 1995, 1998 and 1999 Chattem repurchased approximately $40,106,000 of the 12.75% Notes. The outstanding book values of the 12.75% and 8.875% Notes were $34,110,000 and $275,257,000, respectively, at February 29, 2000.

     Signal is also guarantor of Chattem's current bank credit facility which consists of a term loan and a working capital revolving loan maturing at various dates from December 31, 1999 to December 21, 2003. The outstanding balances as of February 29, 2000 were $53,600,000 for the term loan and $5,000,000 for the working capital revolving loan.

8. There have been no material changes as of February 29, 2000 relating to the matters discussed in the Company's "Item 1. Business - Government Regulation" and "Item 3. Legal Proceedings" sections of its Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended November 30, 1999.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

The following narrative represents management's comparative analysis of the material changes in the year-to-date results of operations of the Company pursuant to General Instruction H(2)(a) of Form 10-Q:

Royalty income decreased $90,000, or 3.0%, in the three months ended February 29, 2000, from the corresponding period of the prior year. The decrease was due to decline in the net sales of the brands subject to royalty payments.

Amortization expense increased $203,000, or 9.1%, in the three months ended February 29, 2000, from the corresponding period of the prior year. The increase was largely due to the purchase of the Thompson brands' trademarks in December 1998, and the additional amounts paid in fiscal 1999 to the former owners of the SUNSOURCE product line for cancellation of their rights to receive any future payments under the purchase agreement for these brands.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits:

          Financial data schedule (Exhibit 27)

     b. No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended February 29, 2000.

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

                                            SIGNAL INVESTMENT & MANAGEMENT CO.
                                                     (Registrant)


Dated:  April 14, 2000                      /s/ A. Alexander Taylor II
                                            --------------------------
                                            A. Alexander Taylor II
                                            President and Director
                                            (principal executive officer)


                                             /s/ Stephen M. Powell
                                            -------------------------
                                            Stephen M. Powell
                                            Vice-President, Treasurer and
                                            Director
                                            (principal accounting officer)