Form 10-Q
period 2000-05-31
SIGNAL INVESTMENT & MANAGEMENT CO
filed 2000-07-14
CIK 926050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2000
                       COMMISSION FILE NUMBER 33-80770-01


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

AS OF JULY 14, 2000, 250 SHARES OF THE COMPANY'S COMMON STOCK, WITHOUT PAR VALUE, WERE OUTSTANDING.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                                      INDEX

                                                                                 PAGE NO.

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Balance Sheets as of May 31, 2000
      and November 30, 1999...................................................     3

    Statements of Income for the Three and Six Months
      Ended May 31, 2000 and 1999.............................................     4

    Statements of Cash Flows for the Six Months Ended
      May 31, 2000 and 1999...................................................     5

    Notes to Financial Statements.............................................     6

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations.................................................     8


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K...................................     9


SIGNATURES....................................................................     10


EXHIBIT 27 - Financial Data Schedule


                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                                 BALANCE SHEETS
                   (In thousands, except for number of shares)

                                                                May 31,      November 30,
                                                                 2000           1999
                                                              -----------    ------------
                          ASSETS                              (Unaudited)
                          ------
Current Assets:
  Cash and cash equivalents ..............................     $     14     $     16
  Royalties receivable from Chattem, Inc. ................        3,631        3,320
                                                               --------     --------
       Total current assets ..............................        3,645        3,336

Trademarks and Other Purchased Product Rights, Net .......      346,171      350,762
                                                               --------     --------

         TOTAL ASSETS ....................................     $349,816     $354,098
                                                               ========     ========

           LIABILITIES AND SHAREHOLDER'S EQUITY
           ------------------------------------
Liabilities:
  Payable to Chattem, Inc. ...............................     $336,567     $339,932
  Deferred income taxes ..................................       12,550       12,550
                                                               --------     --------
       Total liabilities .................................      349,117      352,482
                                                               --------     --------
Shareholder's Equity:
  Common shares, without par value, 500 shares authorized,
    250 shares issued and outstanding ....................            2            2
  Retained earnings ......................................          697        1,614
                                                               --------     --------
       Total shareholder's equity ........................          699        1,616
                                                               --------     --------

         TOTAL LIABILITIES AND SHAREHOLDER'S
            EQUITY .......................................     $349,816     $354,098
                                                               ========     ========




   The accompanying notes are an integral part of these financial statements.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                              STATEMENTS OF INCOME
                 (Unaudited and in thousands, except share data)

                                          For the Three              For the Six
                                      Months Ended May 31,       Months Ended May 31,
                                      --------------------       --------------------
                                        2000          1999         2000          1999
                                      -------       ------       -------        -----

REVENUES:
  Royalties from Chattem,Inc ...       $3,631       $3,841       $6,502       $6,802
  Investment income ............         --           --              1            1
                                       ------       ------       ------       ------
       Total revenues ..........        3,631        3,841        6,503        6,803
                                       ------       ------       ------       ------

EXPENSES AND LOSSES:
  Amortization of trademarks
   and other product rights ....        2,429        2,419        4,857        4,644
  General and administrative ...         --           --              5         --
  Loss on sale of investment ...         --           --           --              8
                                       ------       ------       ------       ------
       Total expenses and losses        2,429        2,419        4,862        4,652
                                       ------       ------       ------       ------

INCOME BEFORE
 PROVISION FOR INCOME
  TAXES ........................        1,202        1,422        1,641        2,151

PROVISION FOR INCOME
 TAXES .........................          409          483          558          731
                                       ------       ------       ------       ------

NET INCOME .....................       $  793       $  939       $1,083       $1,420
                                       ======       ======       ======       ======

WEIGHTED AVERAGE
 NUMBER OF COMMON
 SHARES - BASIC AND
 DILUTED .......................          250          250          250          250
                                       ======       ======       ======       ======

NET INCOME PER
 COMMON SHARE -
 BASIC AND DILUTED .............       $3,172       $3,756       $4,332       $5,680
                                       ======       ======       ======       ======




    The accompanying notes are an integral part of these financial statements

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                            STATEMENTS OF CASH FLOWS
                          (Unaudited and in thousands)

                                                                  For the Six Months Ended
                                                                            May 31,
                                                                  ------------------------
                                                                     2000           1999
                                                                  ---------        -------

OPERATING ACTIVITIES:
  Net income ...............................................       $  1,083        $  1,420
  Adjustments to reconcile net income to net cash provided
   by operating activities:
      Amortization .........................................          4,857           4,644
      Income tax provision .................................            558             731
      Loss on sale of investment ...........................           --                 8
      Changes in operating assets and liabilities:
         Increase in royalties receivable from Chattem, Inc.           (311)         (1,171)
                                                                   --------        --------
            Net cash provided by operating activities ......          6,187           5,632
                                                                   --------        --------

INVESTING ACTIVITIES:
  Proceeds from sale of investment .........................           --               387
                                                                   --------        --------
            Net cash provided by investing activities ......           --               387
                                                                   --------        --------

FINANCING ACTIVITIES:
  Payments to Chattem, Inc. ................................         (4,189)         (4,011)
  Dividends paid to Chattem, Inc. ..........................         (2,000)         (2,000)
                                                                   --------        --------
            Net cash used in financing activities ..........         (6,189)         (6,011)
                                                                   --------        --------

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period .......................             (2)              8
  At beginning of period ...................................             16              11
                                                                   --------        --------
  At end of period .........................................       $     14        $     19
                                                                   ========        ========

SUPPLEMENTAL SCHEDULE OF NON-CASH
  TRANSACTIONS:
  Increase in payable to Chattem, Inc. in connection with -
    Purchase of trademarks and other product rights ........       $    266        $ 91,275
    Provision for income taxes .............................       $    558        $    731

DIVIDENDS PER SHARE ........................................       $      8        $      8





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

4. The Company had no outstanding debt as of the periods presented and therefore incurred no interest expense.

5. A summary analysis of the activity between the Company and Chattem, Inc. is as follows:


               Payable balance - November 30, 1999 ....     $ 339,932,000
                       Repayments .....................        (4,189,000)
                       Income tax provision ...........           558,000
                       Purchase of trademarks and other
                           products rights ............           266,000
                                                            -------------
               Payable balance - May 31, 2000 .........     $ 336,567,000
                                                            =============



     The weighted average balance due Chattem, Inc. during the six months ended May 31, 2000, was $338,175,000.

6. The Company is a guarantor of Chattem's $75,000,000 of 12.75% Series B Senior Subordinated Notes due 2004 and $275,000,000 of 8.875% Series B Senior Subordinated Notes due 2008, which guarantees and notes were registered under the Securities Act of 1933. Through May 31, 2000 Chattem had repurchased approximately $42,506,000 of the 12.75% Notes. The outstanding book values of the 12.75% and 8.875% Notes were $31,764,000 and $275,249,000, respectively, at May 31, 2000.

     Signal is also guarantor of Chattem's current bank credit facility which consists of a term loan and a working capital revolving loan maturing at various dates from December 31, 1999 to December 21, 2003. The outstanding balances as of May 31, 2000 were $50,600,000 for the term loan and $16,000,000 for the working capital revolving loan.

7. As previously disclosed in "Item 1. Business-Governmental Regulation" of the Company's Annual Report on Form 10-K for the year ended November 30, 1999 (the "1999 Form 10-K"), in 1994 the Nonprescription Drug Manufacturers Association (now the Consumer Healthcare Products Association ("CHPA") initiated a large scale study in conjunction with the Yale University School of Medicine to investigate a possible association, if any, of stroke in women aged 18 to 49 using phenylpropanolamine ("PPA"), the active ingredient in DEXATRIM, for weight loss (the "Yale Study"). PPA is also used in other over-the-counter medications which are also part of the study. In May 2000, the results of the Yale Study were filed with the Food and Drug Administration ("FDA"). The investigators concluded that the results of the study suggest that PPA increases the risk of hemorrhagic stroke. The FDA has indicated that no immediate action is required at this time and that it will likely convene an advisory panel to discuss the results in the future. The CHPA has questioned the execution of the study and disagreed with its conclusions.

     Because of the FDA's position that no immediate action is required and the issues raised by the CHPA concerning the execution of the study and its conclusions, Chattem does not plan any immediate change to its formulation of DEXATRIM or in manufacturing and selling DEXATRIM in its current form. There continues to be the possibility that DEXATRIM will have to be reformulated or discontinued due to FDA requirements or adverse consumer perception. As a result, the DEXATRIM business would suffer, which would adversely affect the business of Chattem and the Company. Chattem has launched a complementary product, DEXATRIM Natural, an all-natural diet aid that does not include PPA.

     Chattem has been named as a defendant in a lawsuit brought by the Center for Environment Health (CEH) contending that Chattem violated the California Safe Drinking Water and Toxic Enforcement Act of 1998 (Proposition 65) by selling to California consumers without a warning topical skin care products containing zinc oxide which in turn contains lead. On December 30, 1999, Chattem was sent a notice of intent to sue letter from CEH alleging that Chattem had violated Proposition 65 because zinc oxide allegedly also contains cadmium. The lawsuit contends that the purported failure to comply with Proposition 65 requirements also constitutes a violation of the California Business & Profession Code Section 1700, ET SEQ. Violations of either Proposition 65 or Business & Profession Code Section 1700, ET SEQ. render a defendant liable for civil penalties of up to $2,500 per day per violation.

     Chattem has also been named as a defendant in a lawsuit filed in San Francisco Superior Court on December 29, 1999, JOHNSON ET AL. V. BRISTOL-MYERS SQUIBB CO., ET AL., Case No. 308872. This is a putative class action brought by two named plaintiffs on behalf of the general public in California, against the same entities that are defendants in the CEH lawsuit. As with the CEH lawsuit, the Johnson lawsuit alleges that Chattem violated Proposition 65 by selling to California consumers without a warning topical skin care product containing zinc oxide which in turn contains lead. The lawsuit does not assert claims directly under Proposition 65, but asserts that the alleged failure to comply with Proposition 65 gives rise to claims under California's Business and Professions Code Sections 17200 ET SEQ., and 17500 ET SEQ., and the Civil Code Section 1750 ET SEQ. The lawsuit seeks injunctive and equitable relief, restitution, the disgorgement of allegedly wrongfully obtained revenues, and damages.

     Chattem intends to vigorously defend these claims. These actions have only recently been filed, however, and it is not possible at this time to determine the outcome of these matters or the effect of their resolution on Chattem's financial position or operating results. Management believes that Chattem's defenses have merit; however, there can be no assurance that Chattem will be successful in its defense or that these lawsuits will not have a material adverse effect on Chattem's operations for some period or on Chattem's financial position.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED MAY 31, 2000 AND 1999

The following narrative represents management's comparative analysis of the material changes in the year-to-date results of operations of the Company pursuant to General Instruction H(2)(a) of Form 10-Q:

Royalty income decreased $300,000, or 4.4%, in the six months ended May 31, 2000, from the corresponding period of the prior year. The decrease was due to decline in the net sales of the brands subject to royalty payments.

Amortization expense increased $213,000, or 4.6%, in the six months ended May 31, 2000, from the corresponding period of the prior year. The increase was largely due to the purchase of the Thompson Medical brands' trademarks in December 1998, and the additional amounts paid in fiscal 1999 to the former owners of the SUNSOURCE product line for cancellation of their rights to receive any future payments under the purchase agreement for these brands.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.   Exhibits:

              Financial data schedule (Exhibit 27)

         b. No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended May 31, 2000.

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

                                SIGNAL INVESTMENT & MANAGEMENT CO.
                                          (Registrant)

Dated:  July 14, 2000            /s/ A. Alexander Taylor II
                                 --------------------------
                                 A. Alexander Taylor II
                                 President and Director
                                 (principal executive officer)




                                 /s/ Stephen M. Powell
                                 --------------------------
                                 Stephen M. Powell
                                 Vice-President, Treasurer and
                                 Director
                                (principal accounting officer)