Form 10-Q
period 2000-08-31
SIGNAL INVESTMENT & MANAGEMENT CO
filed 2000-10-16
CIK 926050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000
                       COMMISSION FILE NUMBER 33-80770-01

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

AS OF OCTOBER 13, 2000, 250 SHARES OF THE COMPANY'S COMMON STOCK, WITHOUT PAR VALUE, WERE OUTSTANDING.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                                      INDEX

                                                                                        PAGE NO.
                                                                                        -------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Balance Sheets as of August 31, 2000
      and November 30, 1999................................................................  3

    Statements of Income for the Three and Nine Months
      Ended August 31, 2000 and 1999.......................................................  4

    Statements of Cash Flows for the Nine Months Ended
      August 31, 2000 and 1999.............................................................  5

    Notes to Financial Statements..........................................................  6

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations..............................................................  9

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings............................................................... 10

  Item 6.  Exhibits and Reports on Form 8-K................................................ 10

SIGNATURES................................................................................. 11

EXHIBIT 27 - Financial Data Schedule

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                                 BALANCE SHEETS
                   (In thousands, except for number of shares)

                                                                                 August 31,           November 30,
                                                                                   2000                   1999
                                                                                -----------           ------------
                                 ASSETS                                         (Unaudited)
                                 ------
CURRENT ASSETS:
  Cash and cash equivalents.................................................    $       11            $        16
  Royalties receivable from Chattem, Inc....................................         3,353                  3,320
                                                                                ----------            -----------
       Total current assets.................................................         3,364                  3,336

TRADEMARKS AND OTHER PURCHASED PRODUCT RIGHTS, NET..........................       344,083                350,762
                                                                                ----------            -----------

         TOTAL ASSETS.......................................................    $  347,447            $   354,098
                                                                                ==========            ===========

                  LIABILITIES AND SHAREHOLDER'S EQUITY
                  ------------------------------------
LIABILITIES:
  Payable to Chattem, Inc...................................................    $  334,591            $   339,932
  Deferred income taxes.....................................................        12,550                 12,550
                                                                                ----------            -----------
       Total liabilities....................................................       347,141                352,482
                                                                                ----------            -----------
SHAREHOLDER'S EQUITY:
  Common shares, without par value, 500 shares authorized,
    250 shares issued and outstanding ......................................             2                      2
  Retained earnings.........................................................           304                  1,614
                                                                                ----------            -----------
       Total shareholder's equity...........................................           306                  1,616
                                                                                ----------            -----------

         TOTAL LIABILITIES AND SHAREHOLDER'S
            EQUITY..........................................................    $  347,447            $   354,098
                                                                                ==========            ===========





   The accompanying notes are an integral part of these financial statements.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                              STATEMENTS OF INCOME
                 (Unaudited and in thousands, except share data)

                                                        For the Three                         For the Nine
                                                   Months Ended August 31,             Months Ended August 31,
                                              --------------------------------     -------------------------------
                                                   2000               1999             2000               1999
                                              -------------       ------------     ------------        -----------
REVENUES:
  Royalties from Chattem,Inc............       $      3,354        $     3,620       $    9,856         $   10,422
  Investment income ....................                  1                  2                2                  3
                                              -------------       ------------     ------------        -----------
       Total revenues...................              3,355              3,622            9,858             10,425
                                              -------------       ------------     ------------        -----------

EXPENSES AND LOSSES:
  Amortization of trademarks
   and other product rights ...........               2,431              2,419            7,288              7,063
  General and administrative...........                   5                 --               10                 --
  Loss on sale of investment...........                  --                 --               --                  8
                                              -------------       ------------     ------------        -----------
       Total expenses and losses.......               2,436              2,419            7,298              7,071
                                              -------------       ------------     ------------        -----------

INCOME BEFORE PROVISION FOR INCOME
  TAXES ...............................                 919              1,203            2,560              3,354


PROVISION FOR INCOME TAXES.............                 312                409              870              1,140
                                              -------------       ------------     ------------        -----------

NET INCOME ............................        $        607        $       794       $    1,690         $    2,214
                                              =============       ============     ============        ===========

WEIGHTED AVERAGE  NUMBER OF COMMON
 SHARES - BASIC AND DILUTED............                 250                250              250                250
                                              =============       ============     ============        ===========

NET INCOME PER  COMMON SHARE -  BASIC
 AND DILUTED...........................        $      2,428        $     3,176       $    6,760         $    8,856
                                              =============       ============     ============        ===========


    The accompanying notes are an integral part of these financial statements.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                            STATEMENTS OF CASH FLOWS
                          (Unaudited and in thousands)

                                                                               For the Nine Months Ended
                                                                                      August 31,
                                                                          -------------------------------
                                                                             2000                1999
                                                                          ----------          -----------
OPERATING ACTIVITIES:
  Net income............................................................   $    1,690          $    2,214
  Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization......................................................        7,288                7,063
      Income tax provision..............................................          870                1,140
      Loss on sale of investment........................................           --                    8
      Changes in operating assets and liabilities:
         Increase in royalties receivable from Chattem, Inc.............          (33)                (938)
                                                                            ----------          -----------
            Net cash provided by operating activities...................        9,815                9,487
                                                                            ----------          -----------

INVESTING ACTIVITIES:
  Proceeds from sale of investment......................................           --                  387
                                                                            ----------          -----------
            Net cash provided by investing activities...................           --                  387
                                                                            ----------          -----------

FINANCING ACTIVITIES:
  Payments to Chattem, Inc..............................................       (6,820)              (6,860)
  Dividends paid to Chattem, Inc........................................       (3,000)              (3,000)
                                                                            ----------          -----------
            Net cash used in financing activities.......................       (9,820)              (9,860)
                                                                            ----------          -----------

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period....................................           (5)                  14
  At beginning of period................................................           16                   11
                                                                            ----------          -----------
  At end of period......................................................    $      11           $       25
                                                                            ==========          ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH
  TRANSACTIONS:
  Increase in payable to Chattem, Inc. in connection with -
    Purchase of trademarks and other product rights.....................    $     609           $     91,940
    Provision for income taxes..........................................    $     870           $      1,140


DIVIDENDS PER SHARE.....................................................    $      12           $         12


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

4. The Company had no outstanding debt as of the periods presented and therefore incurred no interest expense.

5. A summary analysis of the activity between the Company and Chattem is as follows:

           Payable balance - November 30, 1999 .....................       $ 339,932,000
                   Repayments ......................................          (6,820,000)
                   Income tax provision ............................             870,000
                   Purchase of trademarks and other
                       products rights..............................             609,000
                                                                           -------------
           Payable balance - August 31, 2000........................       $ 334,591,000
                                                                           =============

    The weighted average balance due Chattem during the nine months ended August 31, 2000 was $337,279,000.

  6. The Company is a guarantor of Chattem's $75,000,000 of 12.75% Series B Senior Subordinated Notes due 2004 and $275,000,000 of 8.875% Series B Senior Subordinated Notes due 2008, which guarantees and notes were registered under the Securities Act of 1933. Through August 31, 2000 Chattem had repurchased approximately $42,506,000 of the 12.75% Notes. The outstanding book values of the 12.75% and 8.875% Notes were $31,788,000 and $275,241,000, respectively, at August 31, 2000.

     Signal is also guarantor of Chattem's current bank credit facility which consists of a term loan and a working capital revolving loan maturing at various dates through December 21, 2003. The outstanding balances as of August 31, 2000 were $47,600,000 for the term loan and $4,500,000 for the working capital revolving loan.

  7. As previously disclosed in "Item 1. Business-Governmental Regulation" of the Company's Annual Report on Form 10-K for the year ended November 30, 1999 (the "1999 Form 10-K"), in 1994 the Nonprescription Drug Manufacturers Association (now the Consumer Healthcare Products Association) ("CHPA") initiated a large scale study in conjunction with the Yale University School of Medicine to investigate a possible association, if any, of stroke in women aged 18 to 49 using phenylpropanolamine ("PPA"), the active ingredient in DEXATRIM, for weight loss (the "Yale Study"). PPA is also used in other over-the-counter medications which are also part of the study. In May 2000, the results of the Yale Study were filed with the Food and Drug Administration ("FDA"). The investigators concluded that the results of the study suggest that PPA increases the risk of hemorrhagic stroke. The FDA has indicated that no immediate action is required at this time and a FDA advisory panel is scheduled to meet on October 19, 2000 to discuss the results of this study. The CHPA has questioned the execution of the study and disagreed with its conclusions.

     Chattem continues to review alternative formulae for DEXATRIM that would not contain PPA. There continues to be the possibility that DEXATRIM will have to be reformulated or discontinued due to FDA requirements or adverse consumer perception. As a result, the DEXATRIM business would suffer, which would adversely affect the business of Chattem and the Company. Chattem has launched a complementary product, DEXATRIM Natural, an all-natural diet aid that does not include PPA. Approximately 30% of DEXATRIM's sales are derived from DEXATRIM Natural.

     Chattem has recently received correspondence from the FDA that concludes that certain data submitted by Thompson Medical Company, Inc., a previous owner of certain of Chattem's over-the-counter topical analgesic drug products, was inadequate to support the effectiveness as a topical analgesic of 10% trolamine salicylate, the active ingredient in SPORTSCREME and ASPERCREME. The correspondence, which is not a formal ruling, states that Chattem has 30 days to indicate whether it intends to conduct any additional studies. Chattem intends to respond to the FDA during the 30 day period. It is unclear when the FDA might make a final determination about the regulatory status of OTC topical analgesics that contain 10% trolamine salicylate or whether Chattem will be given a sufficient transition period to comply with any new requirements without affecting products currently on the market. If the FDA determines that Chattem must submit a new drug application, including clinical data, to show that the products with trolamine salicylate are for their intended use, Chattem will be required to expend significant resources to develop clinical data. Alternatively, if Chattem decides to reformulate the products with a different active ingredient that the FDA has already determined is safe and effective, Chattem would likely be able to market the products without submitting additional clinical data or filing a new drug application, but sales of the products in their current forms could be adversely affected. Chattem cannot predict with certainty the timing or outcome of any FDA decision, although an FDA decision on the issue and subsequent action taken by Chattem, if necessary, is not expected to occur until at least fiscal 2001.

     Chattem has been named as a defendant in a lawsuit brought by the Center for Environment Health ("CEH") contending that Chattem violated the California Safe Drinking Water and Toxic Enforcement Act of 1998 ("Proposition 65") by selling to California consumers without a warning topical skin care products containing zinc oxide which in turn contains lead. On December 30, 1999, Chattem was sent a notice of intent to sue letter from CEH alleging that Chattem had violated Proposition 65 because zinc oxide allegedly also contains cadmium. The lawsuit contends that the purported failure to comply with Proposition 65 requirements also constitutes a violation of the California Business & Profession Code
     Section 1700, ET SEQ.

     Violations of either Proposition 65 or Business & Profession Code Section 1700, ET SEQ. render a defendant liable for civil penalties of up to $2,500 per day per violation.

     Chattem has also been named as a defendant in a lawsuit filed in San Francisco Superior Court on December 29, 1999, JOHNSON ET AL. V. BRISTOL-MYERS SQUIBB CO., ET AL., Case No. 308872. This is a putative class action brought by two named plaintiffs on behalf of the general public in California, against the same entities that are defendants in the CEH lawsuit. As with the CEH lawsuit, the Johnson lawsuit alleges that Chattem violated Proposition 65 by selling to California consumers without a warning topical skin care product containing zinc oxide which in turn contains lead. The lawsuit does not assert claims directly under Proposition 65, but asserts that the alleged failure to comply with Proposition 65 gives rise to claims under California's Business and Professions Code Sections 17200 ET. SEQ., and 17500 ET SEQ., and the Civil Code Section 1750 ET SEQ. The lawsuit seeks injunctive and equitable relief, restitution, the disgorgement of allegedly wrongfully obtained revenues and damages.

     Chattem intends to vigorously defend these claims. It is not possible at this time to determine the outcome of these matters or the effect of their resolution on Chattem's financial position or operating results. Management believes that Chattem's defenses have merit; however, there can be no assurance that Chattem will be successful in its defense or that these lawsuits will not have a material adverse effect on Chattem's operations for some period or on Chattem's financial position.

  8. On September 15, 2000 Chattem completed the sale of its BAN product line to The Andrew Jergens Company, a wholly owned subsidiary of Kao Corporation. Under the terms of the contract, Chattem received $160,000,000 cash at closing, plus the right to receive up to an additional $6,500,000 in future payments based upon levels of sales of BAN in 2001 and 2002. Of the proceeds from the sale, $52,194,000 was used to retire all of the outstanding balances of the revolver and the term loans and accrued interest thereon, with the balance of the net proceeds being retained by Chattem for future product acquisitions or the retirement of senior subordinated debt. A loss, net of income tax, of approximately $2,600,000 is expected to be recognized on the sale.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS ENDED AUGUST 31, 2000 AND 1999

The following narrative represents management's comparative analysis of the material changes in the year-to-date results of operations of the Company pursuant to General Instruction H(2)(a) of Form 10-Q:

Royalty income decreased $566,000, or 5.4%, in the nine months ended August 31, 2000, from the corresponding period of the prior year. The decrease was due to a decline in the net sales of the brands subject to royalty payments.

Amortization expense increased $225,000, or 3.2%, in the nine months ended August 31, 2000, from the corresponding period of the prior year. The increase was largely due to the purchase of the Thompson Medical brands' trademarks in December 1998, and the additional amounts paid in fiscal 1999 to the former owners of the SUNSOURCE product line for cancellation of their rights to receive any future payments under the purchase agreement for these brands.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See Note 7 of the Notes to Financial Statements included in Part I,
           Item 1 of this Report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits:

              Financial data schedule (Exhibit 27)

         b. No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended August 31, 2000.

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

                                     SIGNAL INVESTMENT & MANAGEMENT CO.
                                               (Registrant)

Dated: October 16, 2000              /s/ A. Alexander Taylor II
                                     ---------------------------------------
                                     A. Alexander Taylor II
                                     President and Director
                                     (Principal Executive Officer)


                                     /s/ Lisa C. Wilder
                                     ---------------------------------------
                                     Lisa C. Wilder
                                     Assistant Corporate Controller
                                     (Acting Chief Accounting Officer)