Form 10-K
period 2000-11-30
SIGNAL INVESTMENT & MANAGEMENT CO
filed 2001-02-28
CIK 926050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-K



                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2000
                       COMMISSION FILE NUMBER 33-80770-01




                       SIGNAL INVESTMENT & MANAGEMENT CO.
                             A DELAWARE CORPORATION
                  I.R.S. EMPLOYER IDENTIFICATION NO. 62-1290284
                          1105 NORTH MARKET, SUITE 1300
                           WILMINGTON, DELAWARE 19890
                             TELEPHONE: 302-656-3950






THIS REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I
(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

REGISTRANT HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

AS OF FEBRUARY 28, 2001, 250 SHARES OF THE COMPANY'S COMMON STOCK, WITHOUT PAR VALUE, WERE OUTSTANDING.

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

The Company is a guarantor of Chattem's $75,000,000 of 12.75% Senior Subordinated Notes due 2004 and $275,000,000 of 8.875% Senior Subordinated Notes due 2008, which guarantees and notes were registered under the Securities Act of 1933. During 1995, 1998, 1999 and 2000 Chattem repurchased in the aggregate approximately $45,855,000 of the 12.75% notes.

On December 11, 2000, Chattem initiated a consent solicitation and tender offer for certain of its outstanding senior subordinated notes. On January 17, 2001 Chattem announced the successful completion of the consent solicitation and tender offer pursuant to which it retired $70,462,000 principal amount of its 8.875% Senior Subordinated Notes due 2008 and $7,397,000 principal amount of its 12.75% Senior Subordinated Notes due 2004. Total consideration paid for the consent solicitation and tender offer was $64,737,000, which was provided by the proceeds of the Ban-Registered Trademark- sale.

TRADEMARKS

The Company's trademarks are of material importance to its business and are its most important asset. In fiscal year 2000, substantially all of Chattem's sales were from products bearing proprietary brand names, including GOLD BOND, DEXATRIM, FLEXALL, ICY HOT, ASPERCREME, PAMPRIN, GARLIQUE, PHISODERM and BULLFROG. Accordingly, the Company's future success may depend in part upon the goodwill associated with the brand names. The Company owns or licenses substantially all of the trademarks associated with Chattem's domestic consumer products business. The Company's significant domestic trademarks have been registered on the principal register of the United States Patent and Trademark Office. Federally registered trademarks have a perpetual life as long as they are renewed in a timely manner and used properly as trademarks, subject to the right of third parties to seek cancellation of the marks.

GOVERNMENT REGULATION

In 1994, the Nonprescription Drug Manufacturers Association (now the Consumer Healthcare Products Association) ("CHPA") initiated a large scale study in conjunction with the Yale University School of Medicine to investigate a possible association, if any, of stroke in women aged 18 to 49 using phenylpropanolamine ("PPA"), the active ingredient in certain of the DEXATRIM products (the "Yale Study"). PPA is also used in other over-the-counter medications which are also part of the study. In May 2000, the results of the Yale Study were filed with the FDA. The investigators concluded that the results of the Yale Study suggest that PPA increases the risk of hemorrhagic stroke. The FDA indicated at that time that no immediate action was required and scheduled an FDA advisory panel to meet in October 2000 to discuss the results of this study. The CHPA questioned the execution of the Yale Study and disagreed with its conclusions.

Ban-Registered Trademark- is the registered trademark of Kao Corporation.

On October 19, 2000, a Nonprescription Drugs Advisory Committee ("NDAC"), commissioned by the FDA to review the safety of PPA determined that there is an association between PPA and hemorrhagic stroke and recommended that PPA not be considered generally recognized as safe for OTC use as a nasal decongestant or for weight control. In response to a request from the FDA to voluntarily cease marketing DEXATRIM with PPA, Chattem announced on November 7, 2000 its decision to immediately cease shipping DEXATRIM with PPA and to accept product returns from any retailers who decide to discontinue marketing DEXATRIM with PPA. To date, the FDA has not issued any final determination concerning PPA or products containing PPA.

The NDAC'S determination and the FDA's request to voluntarily cease marketing DEXATRIM with PPA may increase the likelihood that claims relating to the existence of PPA in DEXATRIM will be filed against Chattem. While Chattem maintains product liability insurance through third party insurers that it believes to be adequate, there can be no assurance that such coverage will be sufficient to satisfy such claims.

Certain states and localities have enacted, or are considering enacting, restrictions on the sale of products that contain PPA, synthetic ephedrine or naturally-occurring sources of ephedrine. These restrictions include the prohibition of over-the-counter (OTC) sales, required warnings or labeling statements, recordkeeping and reporting requirements, the prohibition of sales to minors, per transaction limits on the quantity of product that may be purchased, and limitations on advertising and promotion. In such states or localities these restrictions could adversely affect the sale of DEXATRIM Natural, which contains naturally-occurring sources of ephedrine. Failure to comply with these restrictions could also lead to regulatory enforcement action, including the seizure of violative products, product recalls, and civil or criminal fines or other penalties.

Chattem was notified in October, 2000 that the FDA denied the citizens petition submitted by Thompson Medical Company, Inc., previous owner of SPORTSCREME and ASPERCREME, seeking a determination that 10% trolamine salicylate was clinically proven to be an effective active ingredient in external analgesic OTC drug products, and thus should be included in the FDA's yet-to-be finalized monograph for external analgesics. In the same correspondence the FDA recommended that Chattem meet with the FDA to agree on an acceptable clinical study protocol to determine the efficacy of 10% trolamine salicylate as an active ingredient in OTC external analgesic drug products. Chattem cannot predict the timing or outcome of any FDA decision on the proposed protocol, although an agreement is not expected to occur until at least the middle of fiscal 2001. If the study protocol is approved, Chattem expects that it will take one to two years to produce the clinical data for FDA review. The FDA could finalize the OTC external analgesic monograph before the protocol and clinical data results are finalized, which would place 10% trolamine salicylate in non-monograph status. Chattem is working to develop alternate formulas for SPORTSCREME and ASPERCREME in the event that clinical data does not support the efficacy of trolamine salicylate.


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

The plaintiffs in the two separate actions have been granted leave by the court to file separate amended complaints that would include a claim based upon the allegation that zinc oxide allegedly also contains cadmium. The plaintiffs have not yet done so, as they are awaiting a ruling by the court at their request to file a consolidated amended complaint.

Chattem intends to vigorously defend these claims. At this stage of the proceedings, it is not possible to determine the outcome of these matters or the effect of their resolution on Chattem's financial position or operating results. Management believes that Chattem's defenses will have merit; however, there can be no assurance that Chattem will be successful in its defense or that these lawsuits will not have a material adverse effect on Chattem's results of operations for some period or on Chattem's financial position.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS None.

ITEM 6. SELECTED FINANCIAL DATA
Not required pursuant to reduced disclosure conditions set forth in General Instruction I(1) (a) and (b) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL 2000 COMPARED TO FISCAL 1999

The following narrative represents management's comparative analysis of the results of the Company's operations for the fiscal year ended November 30, 2000 to the fiscal year ended November 30, 1999 pursuant to General Instruction I (1) (a) and (b) of Form 10-K:

In exchange for the licensed use of the Company's trademarks, the Company receives royalties from Chattem of 5% of net sales of certain defined domestic consumer products. Royalty income decreased by $1,692,000, or 12.3%, in fiscal 2000 from fiscal 1999 primarily due to decreased sales of the products subject to the royalty, especially Ban which was sold in September 2000.

The Company recognized in 2000 a loss of $5,018,000 on the sale of the Ban product line and the pending divestiture of NORWICH Aspirin.

Amortization expense decreased by $622,000, or 6.6%, in fiscal 2000 from fiscal 1999 primarily due to the sale and pending sale of trademarks of Ban and NORWICH Aspirin, respectively.

FISCAL 1999 COMPARED TO FISCAL 1998

The following narrative represents management's comparative analysis of the results of the Company's operations for the fiscal year ended November 30, 1999 to the fiscal year ended November 30, 1998 pursuant to General Instruction I (1) (a) and (b) of Form 10-K:

In exchange for the licensed use of the Company's trademarks, the Company receives royalties from Chattem of 5% of net sales of certain defined domestic consumer products. Royalty income increased by $3,852,000, or 38.9%, in fiscal 1999 from fiscal 1998 primarily due to a full year of sales for Ban, which was purchased in March 1998, and eleven months of sales of the products acquired from Thompson Medical Company, Inc. ("Thompson Medical brands") in December 1998.

The Company recognized in 1998 a gain of $9,548,000 on the sale of the Cornsilk-Registered Trademark- product line.

Amortization expense increased by $3,628,000, or 61.9%, in fiscal 1999 from fiscal 1998 primarily due to the acquisition of the trademarks of Ban and the Thompson Medical brands in March and December 1998, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Page 7 for the index to the Company's financial statements.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE None.

Cornsilk-Registered Trademark- is the registered trademark of Del
Laboratories, Inc.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                          PAGE
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS . . . . . . . . . . . . . . .. . . . . . . . .     8

BALANCE SHEETS AS OF NOVEMBER 30, 2000 AND 1999 . . . . . . . . . . . . . . . . . . . .     9

STATEMENTS OF INCOME FOR THE THREE YEARS ENDED NOVEMBER 30, 2000  . . . . . . . . . . .    10

STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT) FOR THE THREE YEARS
  ENDED NOVEMBER 30, 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

STATEMENTS OF CASH FLOWS FOR THE THREE YEARS ENDED NOVEMBER 30, 2000  . . . . . . . . .    12

NOTES TO FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Signal Investment & Management Co.:

We have audited the accompanying balance sheets of Signal Investment & Management Co. (a Delaware corporation and wholly owned subsidiary of Chattem, Inc.) as of November 30, 2000 and 1999, and the related statements of income, shareholder's equity (deficit) and cash flows for each of the three years in the period ended November 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signal Investment & Management Co. as of November 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2000 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP



Chattanooga, Tennessee
January 26, 2001

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                                 BALANCE SHEETS

                           NOVEMBER 30, 2000 AND 1999

                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                     ASSETS

                                                                                     2000             1999
                                                                                     ----             ----

Current Assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .       $   95,747       $       16
   Interest receivable . . . . . . . . . . . . . . . . . . . . . . . . .            1,154               --
   Royalties receivable from Chattem, Inc. . . . . . . . . . . . . . . .            2,195            3,320
                                                                               ----------       ----------
         Total current assets. . . . . . . . . . . . . . . . . . . . . .           99,096            3,336

Trademarks and Other Purchased Product Rights, Net . . . . . . . . . . .          187,782          350,762
                                                                               ----------       ----------

         TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . .       $  286,878       $  354,098
                                                                               ==========       ==========

                 LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Liabilities:
   Payable to Chattem, Inc . . . . . . . . . . . . . . . . . . . . . . .       $  279,467       $  339,932
   Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . .           10,121           12,550
                                                                               ----------       ----------
          Total liabilities  . . . . . . . . . . . . . . . . . . . . . .          289,588          352,482
                                                                               ----------       ----------
Shareholder's Equity (Deficit):
   Common shares, without par value, 500 shares authorized,
     250 shares issued and outstanding . . . . . . . . . . . . . . . . .                2                2
   Retained earnings (deficit). . . . . . . . . . . . . . .  . . . . . .           (2,712)           1,614
                                                                               ----------       ----------
           Total shareholder's equity (deficit). . . . . . . . . . . . .           (2,710)           1,616
                                                                               ----------       ----------
           TOTAL LIABILITIES AND SHAREHOLDER'S
                EQUITY (DEFICIT). . . . . . . . . . . .. . . . . . . . .       $  286,878       $  354,098
                                                                               ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                              STATEMENTS OF INCOME

                   FOR THE THREE YEARS ENDED NOVEMBER 30, 2000

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                          2000             1999             1998
                                                                          ----             ----             ----
REVENUES AND GAINS:
     Royalties from Chattem, Inc.  . . . . . . . . . . . . .         $  12,051        $  13,743        $   9,891
     Investment income . . . . . . . . . . . . . . . . . . .             1,352                2                3
     Gain on sale of trademarks and other purchased product
         rights. . . . . . . . . . . . . . . . . . . . . . .                --               --            9,548
                                                                     ---------        ---------        ---------
               Total revenues and gains  . . . . . . . . . .            13,403           13,745           19,442
                                                                     ---------        ---------        ---------

EXPENSES AND LOSSES:
     Amortization of trademarks and other purchased
        product rights . . . . . . . . . . . . . . . . . . .             8,865            9,487            5,859
     Loss on sale of investment. . . . . . . . . . . . . . .                --                8               --
     Loss sale of trademarks and other purchased product
        rights. . . . . . . . . . . . . . . . .. . . . . . .             5,018               --               --
     Other . . . . . . . . . . . . . . . . . . . . . . . . .                14               15               18
                                                                     ---------        ---------        ---------
                Total expenses and losses . . . . . . . . . .           13,897            9,510            5,877
                                                                     ---------        ---------        ---------
INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT FROM) INCOME
    TAXES.. . . . . . . . . . . . . . . . . . . . . . . . . .             (494)           4,235           13,565

PROVISION FOR (BENEFIT FROM) INCOME TAXES . . . . . . . . . .             (168)           1,440            4,612
                                                                     ---------        ---------        ---------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . .        $    (326)       $   2,795        $   8,953
                                                                     =========        =========        =========
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING  . . . . . . . . . . . . . . . . . . .              250              250              250
                                                                     =========        =========        =========

NET INCOME (LOSS) PER COMMON SHARE  . . . . . . . . . . . . .        $  (1,304)       $  11,180       $   35,812
                                                                     =========        =========        =========

   The accompanying notes are an integral part of these financial statements.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                  STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)

                   FOR THE THREE YEARS ENDED NOVEMBER 30, 2000

                                 (IN THOUSANDS)


                                                                                       RETAINED
                                                                     COMMON            EARNINGS
                                                                     SHARES            (DEFICIT)        TOTAL
                                                                   ---------          ----------      ---------
BALANCE, NOVEMBER 30, 1997. . . . . . . . . . . . . . . . . . .    $       2          $   (2,134)     $  (2,132)
     Net income . . . . . . . . . . . . . . . . . . . . . . . .           --               8,953          8,953
     Dividends  . . . . . . . . . . . . . . . . . . . . . . . .           --              (4,000)        (4,000)
                                                                   ---------          ----------      ---------
BALANCE, NOVEMBER 30, 1998. . . . . . . . . . . . . . . . . . .            2               2,819          2,821
     Net income . . . . . . . . . . . . . . . . . . . . . . . .          --                2,795          2,795
     Dividends. . . . . . . . . . . . . . . . . . . . . . . . .          --               (4,000)        (4,000)
                                                                   ---------          ----------      ---------
BALANCE, NOVEMBER 30, 1999. . . . . . . . . . . . . . . . . . .            2               1,614          1,616
     Net loss . . . . . . . . . . . . . . . . . . . . . . . . .           --                (326)          (326)
     Dividends. . . . . . . . . . . . . . . . . . . . . . . . .           --              (4,000)        (4,000)
                                                                   ---------          ----------      ---------
BALANCE, NOVEMBER 30, 2000. . . . . . . . . . .                    $       2          $   (2,712)     $  (2,710)
                                                                   =========          ==========      =========

   The accompanying notes are an integral part of these financial statements.

                       SIGNAL INVESTMENT & MANAGEMENT CO.

                            STATEMENTS OF CASH FLOWS

                   FOR THE THREE YEARS ENDED NOVEMBER 30, 2000

                                 (IN THOUSANDS)

                                                                         2000           1999           1998
                                                                         ----           ----           ----
OPERATING ACTIVITIES:
     Net income (loss). . . . .. . . . . . . . . . . . . . . .      $    (326)      $  2,795       $  8,953
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
        Amortization . . . . . . . . . . . . . . . . . . . . .          8,865          9,487          5,859
        Income tax provision (benefit) . . . . . . . . . . . .           (168)         1,440          4,612
        Loss on sale of investment . . . . . . . . . . . . . .             --              8             --
        (Gain) loss on sale of trademarks and other
          product rights . . . . . . . . . . . . . . . . . . .          5,018             --         (9,548)
        Other. . . . . . . . . . . . . . . . . . . . . . . . .             --             (1)            --
        Changes in operating assets and liabilities:
           Interest receivable . . . . . . . . . . . . . . . .         (1,154)            --             --
           Royalties receivable from Chattem, Inc. . . . . . .          1,125           (651)        (1,081)
                                                                    ---------       --------       --------
                 Net cash provided by operating activities . .         13,360         13,078          8,795
                                                                    ---------       --------       --------
INVESTING ACTIVITIES:
     Proceeds from sale of investment. . . . . . . . . . . . .             --            387             --
     Purchase of investment. . . . . . . . . . . . . . . . . .             --             --           (395)
                                                                    ---------       --------       --------
                 Net cash provided by (used in) investing
                     activities  . . . . . . . . . . . . . . .             --            387           (395)
                                                                    ---------       --------       --------
FINANCING ACTIVITIES:
     Receipts from Chattem, Inc. . . . . . . . . . . . . . . .         95,541             --             --
     Payments to Chattem, Inc. . . . . . . . . . . . . . . . .         (9,170)        (9,460)        (4,444)
     Dividends paid to Chattem, Inc. . . . . . . . . . . . . .         (4,000)        (4,000)        (4,000)
                                                                    ---------       --------       --------
                  Net cash provided by (used in) financing             82,371        (13,460)        (8,444)
                      activities. . . . . . . . . . . . . . .
                                                                    ---------       --------       --------
CASH AND CASH EQUIVALENTS:
      Increase (decrease) for the year  . . . . . . . . . . .          95,731              5            (44)
      At beginning of year . . . . . . . . . . . . . . . . . .             16             11             55
                                                                    ---------       --------       --------
      At end of year . . . . . . . . . . . . . . . . . . . . .      $  95,747       $     16       $     11
                                                                    =========       ========       ========
SUPPLEMENTAL SCHEDULE OF NON-CASH
TRANSACTIONS :
INCREASE (DECREASE) IN PAYABLE TO CHATTEM, INC. RESULTING
FROM -
      Loss (gain) on sale of trademarks and other product
        rights . . . . . . . . . . . . . . . . . . . . . . . .      $   5,018       $     --       $ (9,548)
      Purchase of trademarks and other product rights. . . . .             --         92,432        172,250
      Sale of trademarks and other product rights. . . . . . .       (154,749)            --             --
      Current provision for (benefit from) income taxes. . . .          2,261         (5,370)         1,499

DIVIDENDS PER SHARE                                                 $      16       $     16       $     16
                                                                    =========       ========       ========

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

   Signal is a guarantor of Chattem's $75,000 of 12.75% Senior Subordinated Notes due 2004 and $275,000 of 8.875% Senior Subordinated Notes due 2008, which guarantees and notes were registered under the Securities Act of 1933. During 1995, 1998, 1999 and 2000 Chattem repurchased in the aggregate approximately $45,855 of the 12.75% Notes.

   On December 11, 2000, Chattem initiated a consent solicitation and tender offer for certain of its outstanding senior subordinated notes. On January 17, 2001 Chattem announced the successful completion of the consent solicitation and tender offer pursuant to which it retired $70,462 principal amount of its 8.875% Senior Subordinated Notes due 2008 and $7,397 principal amount of its 12.75% Senior Subordinated Notes due 2004. Total consideration paid for the consent solicitation and tender offer was $64,737, which was provided by the proceeds of the Ban sale.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   TRADEMARKS AND OTHER PURCHASED PRODUCT RIGHTS

   The costs of acquired trademarks and other purchased product rights are capitalized and amortized over periods ranging from 20 to 40 years. At November 30, 2000 the weighted average life of patents, trademarks and other purchased product rights was 34.8 years. Total accumulated amortization of these assets at November 30, 2000 and 1999 was $21,393 and $23,032, respectively. Amortization expense for 2000, 1999 and 1998 was $8,865, $9,487 and $5,859, respectively.

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

   CASH AND CASH EQUIVALENTS

   The Company considers all short-term deposits and investments with original maturities of three months or less to be cash equivalents.

3. INCOME TAXES

   The provision for (benefit from) income taxes includes the following components for the years ended November 30:

                                                         2000       1999      1998
                                                      -------   --------   -------
                     Current . . . . . . . . . . . .  $ 2,261   $ (5,370)  $ 1,499
                     Deferred. . . . . . . . . . . .   (2,429)     6,810     3,113
                                                      -------   --------   -------
                                                      $  (168)  $  1,440   $ 4,612
                                                      =======   ========   =======

   The temporary difference which gives rise to the deferred tax liability at November 30, 2000 and 1999, consists primarily of the differences between carrying values of trademarks and other purchased product rights for income tax and financial statement reporting purposes.

4. ACQUISITION AND SALE OF TRADEMARKS

   On September 15, 2000 Chattem and the Company completed the sale of the Ban product line to The Andrew Jergens Company, a wholly-owned subsidiary of Kao Corporation. Under the terms of the contract, Chattem received $160,000 cash at closing, plus the right to receive up to an additional $6,500 in future payments based upon sales levels of Ban in 2001 and 2002. The Company sold the trademarks, while Chattem sold the inventory and other related assets. Concurrent with the closing of the sale of Ban Chattem used $52,194 of the net proceeds to retire all of the outstanding balances of its revolving line of credit and term loans and accrued interest thereon, with the balance of the net proceeds being retained by Chattem. The Company was the guarantor of the revolving line of credit and term loans of Chattem.

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

   Payable to Chattem represents net advances received from Chattem used to fund the acquisitions of trademarks as discussed in Note 4. Such advances are noninterest bearing and are not expected to be paid prior to November 30, 2001.

   Certain general and administrative expenses of the Company are occasionally paid by Chattem on behalf of the Company. Such amounts are not significant.

   A summary analysis of the activity between the Company and Chattem for the two years ended November 30, 2000 is as follows:

       Balance- November 30, 1998 . . . . . . . . . . . . . . . . . . . $ 262,330
                Repayments. . . . . . . . . . . . . . . . . . . . . . .    (9,460)
                Current income tax benefit  . . . . . . . . . . . . . .    (5,370)
                Purchase of trademarks and other product rights . . . .    92,432
                                                                        ---------
       Balance- November 30, 1999 . . . . . . . . . . . . . . . . . . .   339,932
                Receipts from Chattem, Inc. . . . . . . . . . . . . . .    95,541
                Repayments. . . . . . . . . . . . . . . . . . . . . . .    (9,170)
                Current income tax provision. . . . . . . . . . . . . .     2,261
                Additions to trademarks and other product rights. . . .       634
                Sale of trademarks and other product rights . . . . . .  (154,749)
                Loss on disposition of trademarks and other products
                  rights. . . . . . . . . . . . . . . . . . . . . . . .     5,018
                                                                        ---------
       Balance- November 30, 2000 . . . . . . . . . . . . . . . . . . . $ 279,467
                                                                        =========

   The weighted average balance due Chattem during the year ended November 30, 2000 was $325,717.

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

                                   Following Amendments to and
                                   Supplemental Indentures to Form of
                                   Indenture dated August 3, 1994
                                   between Chattem, Inc., Signal
                                   Investment & Management Co., as
                                   guarantor, and SouthTrust Bank of
                                   Alabama, N.A. relating to the 12.75%
                                   Series B Senior Subordinated Notes
                                   due 2004:
                                     First, dated May 23, 1995.
                                     Second, dated March 19, 1998.
                                     Third, dated December 27, 2000.             (10)

                                   Form of Indenture dated March 24,
                                   1998 between Chattem, Inc., Signal
                                   Investment & Management Co., as
                                   guarantor, and SouthTrust Bank of
                                   Alabama, N.A. relating to the 8.875%
                                   Senior Subordinated Notes due 2008.           (7)

                                   First Amendment and Supplemental
                                   Indenture dated January 3, 2001 to
                                   Form of Indenture dated March 24,
                                   1998 between Chattem, Inc., Signal
                                   Investment & Management Co., as
                                   guarantor, and SouthTrust Bank of
                                   Alabama, N.A. relating to the 8.875%
                                   Senior Subordinated Notes due 2008.           (10)

                                   Asset Purchase Agreement dated
                                   June 6, 1996 between Campbell
                                   Laboratories, Inc., seller, and
                                   Chattem, Inc. and Signal Investment
                                   & Management Co., purchasers, for
                                   the HERPECIN-L business.                      (2)

            EXHIBIT NUMBER         DESCRIPTION OF EXHIBIT                     REFERENCE
                 10                Asset Purchase and Sale Agreement
                                   dated May 23, 1997 by and among
                                   Chattem, Inc., Signal Investment &
                                   Management Co. and Sunsource
                                   International, Inc. and Mindbody,
                                   Inc. (without schedules and exhibits)
                                   for the SUNSOURCE business.                   (4)

                                   First Amended and Restated Master
                                   Trademark License Agreement be-
                                   tween Signal Investment & Manage-
                                   ment Co. and Chattem, Inc.,
                                   effective June 30, 1992                       (4)

                                   Asset Purchase Agreement dated
                                   February 22, 1998 by and among
                                   Bristol-Myers Squibb Company,
                                   Chattem, Inc. and Signal Invest-
                                   ment & Management Co. for the
                                   Ban business.                                 (5)

                                   Asset Purchase and Sale Agreement
                                   dated May 12, 1998 by and among
                                   Chattem, Inc., Signal Investment
                                   & Management Co. and Del
                                   Laboratories, Inc. for the sale of
                                   the Cornsilk business.                        (6)

                                   Purchase and Sale Agreement dated
                                   November 16, 1998 by and among
                                   Thompson Medical Company, Inc.,
                                   Chattem, Inc. and Signal Investment
                                   & Management Co. for certain
                                   products.                                     (8)

                                   Asset Sale Agreement dated August 24,
                                   2000 by and among The Andrew Jergens
                                   Company, Chattem, Inc. and Signal
                                   Investment & Management Co. for the
                                   Ban business                                  (9)

                 23                Consent of Independent Public
                                   Accountants

REFERENCES:

 Previously filed as an exhibit to and incorporated by reference from:
      (1) Form S-2 Registration Statement (No.33-80770) of Chattem, Inc.
      (2) Form 10-K for Chattem, Inc. for the year ended November 30, 1996.
      (3) Form 10-K for Signal Investment & Management Co. for the year ended November 30, 1996.
      (4) Form 8-K for Chattem, Inc. dated June 26, 1997.
      (5) Form 8-K for Chattem, Inc. dated March 24, 1998.
      (6) Form 8-K for Chattem, Inc. dated May 12, 1998.
      (7) Form S-4/A Registration Statement (No. 333-53627) of Chattem, Inc., effective June 4, 1998.
      (8) Form 8-K for Chattem, Inc. dated December 21, 1998.
      (9) Form 8-K for Chattem, Inc. dated September 15, 2000.
     (10) Form 10-K for Chattem, Inc. for the year ended November 30, 2000.

(b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended November 30, 2000.

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

                                     SIGNAL INVESTMENT & MANAGEMENT CO.
                                                (Registrant)

Dated: February 28, 2001                 /s/ A. Alexander Taylor II
                                         -----------------------------------
                                         A. Alexander Taylor II
                                         President
                                           (principal executive officer)

                                         /s/ Christopher S. Keller
                                         -----------------------------------
                                         Vice President, Treasurer and Director
                                            (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Dated: February 28, 2001                 /s/ A. Alexander Taylor II
                                         -----------------------------------
                                         A. Alexander Taylor II,
                                         President and Director
                                            (principal executive officer)

Dated: February 28, 2001                 /s/ Christopher S. Keller
                                         -----------------------------------
                                         Vice President, Treasurer and Director
                                            (principal financial officer)

Dated: February 28, 2001                 /s/ Margaret Pulgini
                                         -----------------------------------
                                         Margaret Pulgini
                                         Assistant Vice President and Director

Dated: February 28, 2001                 /s/ Hugh F. Sharber
                                         -----------------------------------
                                         Hugh F. Sharber
                                         Secretary and Director

                       SIGNAL INVESTMENT AND MANAGEMENT CO.
                                  EXHIBIT INDEX


     EXHIBIT
      NUMBER                     DESCRIPTION OF EXHIBIT

        23                       Consent of Independent Public Accountants